Form 10-K
period 2021-12-31
Aura Biosciences, Inc.
filed 2022-03-23
CIK 1501796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40971

AURA BIOSCIENCES, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	32-0271970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
85 Bolton Street Cambridge, MA	02140
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 500-8864

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	AURA	Nasdaq Global Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," “accelerated filer," “smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant was not a public company as of June 30, 2021, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the Nasdaq Stock Market on October 29, 2021.

The number of shares of Registrant’s Common Stock outstanding as of March 21, 2022 was 29,217,236.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Form 10-K.

Special Note Regarding Forward-Looking Statements

This Form 10-K, or Annual Report contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

▪
the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
▪
our ability to efficiently develop our existing product candidates and discover new product candidates;
▪
our ability to successfully manufacture our drug substances and product candidates for preclinical use, for clinical trials and on a larger scale for commercial use, if approved;
▪
the ability and willingness of our third-party strategic collaborators to continue research and development activities relating to our development candidates and product candidates;
▪
our ability to obtain funding for our operations necessary to complete further development and commercialization of our product candidates;
▪
our ability to obtain and maintain regulatory approval of our product candidates;
▪
our ability to commercialize our products, if approved;
▪
the pricing and reimbursement of our product candidates, if approved;
▪
the implementation of our business model, and strategic plans for our business and product candidates;
▪
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
▪
estimates of our future expenses, revenues, capital requirements, and our needs for additional financing;
▪
the potential benefits of strategic collaboration agreements, our ability to enter into strategic collaborations or arrangements, and our ability to attract collaborators with development, regulatory and commercialization expertise;
▪
future agreements with third parties in connection with the commercialization of product candidates and any other approved product;
▪
the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
▪
our financial performance;
▪
the rate and degree of market acceptance of our product candidates;
▪
regulatory developments in the United States and foreign countries;
▪
our ability to produce our products or product candidates with advantages in turnaround times or manufacturing cost;
▪
the success of competing therapies that are or may become available;
▪
our ability to attract and retain key scientific or management personnel;
▪
the impact of laws and regulations;
▪
developments relating to our competitors and our industry;
▪
the effect of the COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and clinical trials and any future studies or trials; and
▪
other risks and uncertainties, including those listed under the caption “Risk Factors.”

i

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks are described more fully in Part II, “Item 1A—Risk Factors,” in this Annual Report on Form 10-K and include, but are not limited to, the following:

▪
We have incurred significant net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.
▪
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights to our technologies or product candidates.
▪
Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve our objectives relating to the discovery, development and commercialization of our product candidates.
▪
We are heavily dependent on the success of AU-011, our only product candidate to date.
▪
If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for AU-011, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.
▪
We have not yet successfully initiated or completed any pivotal clinical trials nor commercialized any pharmaceutical products, which may make it difficult to evaluate our future prospects.
▪
If we fail to develop additional product candidates, or obtain additional indications of our first product candidate our commercial opportunity could be limited.
▪
We expect to rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.
▪
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
▪
If AU-011 or any future product candidates do not achieve broad market acceptance, the revenue that we generate from their sales may be limited, and we may never become profitable.
▪
If the market opportunity for AU-011 is smaller than we estimate or if any regulatory approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.
▪
Our ability to compete may decline if we do not adequately protect our proprietary rights, and our proprietary rights do not necessarily address all potential threats to our competitive advantage.
▪
If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to pursue our business strategy will be impaired, could result in loss of markets or market share and could make us less competitive.
▪
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
▪
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

ii

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company leveraging our novel targeted oncology platform to develop a potential new standard of care across multiple cancer indications, with an initial focus on ocular and urologic oncology. Our proprietary platform enables the targeting of a broad range of solid tumors using Virus-Like Particles, or VLPs, that can be conjugated with drugs or loaded with nucleic acids to create Virus-Like Drug Conjugates, or VDCs. Our VDCs are largely agnostic to tumor type and can recognize a surface marker, known as heparan sulfate proteoglycans, or HSPGs, that are specifically modified and broadly expressed on many tumors. AU-011, our first VDC candidate, is being developed for the first line treatment of primary choroidal melanoma, a rare disease with no drugs approved. We have completed a Phase 1b/2 trial using intravitreal administration that has demonstrated a statistically significant growth rate reduction in patients with prior active growth and high levels of tumor control with visual acuity preservation in a majority of patients, as assessed using clinical endpoints in alignment with the feedback from U.S. Food and Drug Administration, or the FDA. These data supported advancement into a Phase 2 dose escalation trial, where we are currently evaluating suprachoroidal, or SC, administration of AU-011. We plan to present six to twelve month safety and efficacy data from this trial in 2022 and, take a decision on the route of administration to, initiate a pivotal trial in the second half of 2022. We are also developing AU-011 for additional ocular oncology indications and plan to file an IND in the United States in the second half of 2022 for choroidal metastases. Leveraging our VDCs’ broad tumor targeting capabilities, we also plan to initiate a Phase 1a trial in non-muscle invasive bladder cancer, or NMIBC, our first non-ophthalmic solid tumor indication, in the second half of 2022 and present Phase 1a data from this trial in 2023.

VDCs are a novel class of drugs with a dual mechanism of action that promotes cancer cell death by both the delivery of the cytotoxic payload to generate acute necrosis and by activating a secondary immune mediated response. VDCs are analogous to ADCs, another technology that employs a targeting moiety and a cytotoxic payload. In contrast to the limited tumor specificity of individual ADCs, the tumor targeting specificity of VDCs is driven by the selective binding of the VLPs to modified HSPGs expressed on the tumor cell membrane. This targeting mechanism enables the delivery of multiple types of cytotoxic payloads directly to a wide range of solid tumors.

Figure 1. Structure of our VDCs and HSPG Targeted Tumor Binding. The cytotoxic drug payload is covalently bound to the VLP to form the VDC. The capsid proteins that make up the VLP can recognize HSPGs modified by tumor cells and function analogously to the antibody of an ADC.

We believe that our VDC platform has the potential to serve as a backbone for a broad portfolio of targeted oncology therapeutics and has the following potential key advantages:

1.
A single VDC can deliver hundreds of cytotoxic molecules conjugated to its capsid proteins.
2.
Based on the ability of VLPs to selectively recognize specifically modified and overexpressed HSPGs present on a large number of tumor types, VDCs have the potential to be used broadly across a wide range of cancers with limited off-target toxicity.
3.
The VDCs have a high number of HSPG binding sites and this multi-valency permits the strong and selective binding to tumor cells.
4.
VDCs have a dual mechanism of action, first by acute necrosis of the tumor cells, and subsequently by creating a highly immunogenic milieu that induces an antitumor specific immune response potentially leading to a more robust and durable therapy.

Our goal is to leverage our platform to develop a new class of targeted therapies that bring therapeutic benefit to multiple cancer indications, initially focusing on the field of ocular oncology, a field representing a potential $1.5 billion market opportunity. Our next area of focus, bladder cancer, is one of the most expensive cancers to treat on a per patient basis, and the global market for bladder cancer is expected to reach $4.0 billion by 2028 across the United States, EU5 and Japan. To date, we have produced a VDC, AU-011, that we are advancing in multiple indications, as shown in the pipeline below.

We are initially developing AU-011 for the treatment of primary choroidal melanoma, a vision- and life-threatening ocular cancer for which there are currently no drugs approved. Choroidal melanoma is the most common intraocular cancer in adults, with an incidence of 11,000 patients/year in the United States and Europe. It is estimated that 96% of patients are diagnosed early without clinical evidence of metastatic disease. However, despite the current treatments with radiotherapy the long-term prognosis is poor with death occurring in more than 50% of cases and irreversible vision loss within 5 to 10 years in approximately 70% of cases. We intend to develop AU-011 as a first line therapy to treat early-stage disease which includes small melanomas and indeterminate lesions representing approximately 9,000 patients/year in the United States and Europe. AU-011 has also been granted Orphan Drug designation for treatment of uveal melanoma by the EMA.

AU-011 consists of an HPV-derived VLP conjugated to hundreds of infrared laser-activated molecules. The VDC is designed in a way that prevents the conjugation from interfering with tumor binding enabling its selectivity to specifically modified HSPGs on tumor cells but not to normal cells. Laser activation of AU-011 is designed to result in precise tumor cell killing with minimal damage to surrounding healthy tissues. In the absence of AU-011 activation or binding to the tumor cell membrane, there is no cytotoxic effect. Multiple laser treatments, following a single dose of AU-011, increase antitumor activity because of the reoxygenation of the tumor and the photostability of AU-011. Finally, acute necrosis triggers immunogenic cell death leading to the generation of an adaptive, long-term antitumor immune response.

In our completed Phase 1b/2 trial, AU-011, administered by intravitreal injection, was well-tolerated and demonstrated high levels of local tumor control while preserving vision at twelve months in patients that had prior active tumor growth. The therapeutic regimen of AU-011 achieved tumor shrinkage or a near-zero growth rate in the majority of patients and was associated with preservation of visual acuity in 71% of patients at twelve months. We are currently conducting a Phase 2 dose escalation trial of AU-011 with SC administration. We intend to initiate the first pivotal trial in the second half of 2022. Because our mechanism of action preserves key ocular structures, we also intend to develop AU-011 for additional ocular oncology indications, beginning with choroidal metastases.

In addition, we are developing AU-011 for the treatment of NMIBC. Bladder cancer is the most common malignancy involving the urinary system and is the eighth most common cause of cancer death in men in the United States. While metastatic bladder cancer has several approved therapies, there are very limited options for the treatment of high-risk NMIBC. We are planning to initiate clinical development of AU-011 with intramural administration, a novel route of administration, for the treatment of patients with intermediate high-risk NMIBC. This novel route of administration is intended to place high levels of the drug at the base of the tumor where laser activation of AU-011 can cause necrosis and prevent residual tumor cells from further growth and recurrence. We have generated preclinical in vivo data that supports that our dual mechanism of action can lead to cytotoxicity and long-term antitumor immunity which may further reduce the risk of metastases. We believe this immune response can play an even larger role in bladder cancer, given that bladder cancer has a well-documented response to immune activation. We are conducting IND-enabling studies with AU-011 and intend to begin clinical trials in the second half of 2022 and present Phase 1a data from this trial in 2023.

Our team

Our team consists of biopharmaceutical experts who have extensive experience in the development of drugs in oncology and ophthalmology. Our CEO and founder, Elisabet de los Pinos, PhD, MBA, was previously part of the marketing team that led the European commercialization of Alimta® for the treatment of lung cancer at Eli Lilly. Cadmus Rich, MD, MBA, CPE, our Chief Medical Officer, an ophthalmologist, has extensive experience in leading ophthalmology research and development at companies including Inotek, IQVIA and Alcon/Novartis. He has led or participated in over 75 development programs including the submission and approval over ten devices and pharmaceutical products in the United States, Europe, China, Japan and Latin America. Julie Feder, our CFO, previously served as CFO at Verastem Oncology, the Clinton Health Access Initiative and was instrumental in the integration of Genzyme and Sanofi. Mark De Rosch, PhD, our COO, was previously the Chief Regulatory Officer at Epizyme during which time Epizyme received FDA accelerated approval of its first product in two oncology indications. Dr. De Rosch also led Regulatory Affairs at Nightstar Therapeutics, a gene therapy company developing treatments for inherited retinal diseases prior to Nightstar’s acquisition by Biogen in 2019. Christopher Primiano, our CBO, led multiple strategic transactions during his prior tenure as CBO and General Counsel at Karyopharm Therapeutics, Inc., a commercial oncology company. The Chairman of our Board of Directors is David Johnson, a biopharmaceutical business leader with more than 25 years of experience in drug development and the former Chief Executive Officer at VelosBio Inc., a clinical-stage oncology company developing novel ADCs and bispecific antibodies that was acquired by Merck in 2020 for $2.75 billion. Prior to founding VelosBio Inc. he was the Chief Executive Officer at Acerta Pharma B.V. leading to its acquisition by AstraZeneca plc for $7 billion.

Our Strategy

Our goal is to leverage our proprietary platform to develop a new class of targeted therapies that deliver meaningful therapeutic benefit to a range of cancer indications with high unmet need in which we believe we can establish a new standard of care. The key elements of our strategy include:

▪
Advance AU-011 through late-stage clinical development and, if approved, commercialization for the first line treatment of primary choroidal melanoma. In our Phase 1b/2 trial for AU-011 using intravitreal administration, we observed in patients that had prior active tumor growth high levels of local tumor control while preserving vision at twelve months. We are currently evaluating SC administration of AU-011 in a Phase 2 trial in patients with choroidal melanoma and we plan to present the six to 12 month safety and efficacy data from this trial in 2022 at the American Academy of Ophthalmology Annual Meeting. We believe SC administration will increase tumor exposure to the drug while reducing exposure in the vitreous. We expect to take a decision on the route of administration and decide on either the IVT or SC route of administration to initiate a pivotal trial by the end of 2022. We have received orphan drug designation for treatment of uveal melanoma and fast track designation from the FDA for the treatment of choroidal melanoma and have aligned with FDA, EMA and the UK MHRA on the design and endpoints of this trial. If approved, this would represent the first therapy for primary choroidal melanoma as a first line treatment option for early-stage disease, reserving radiotherapy for a second line treatment option. If approved, we intend to independently commercialize AU-011 in ocular cancers using a limited sales force to target the approximately 50 ocular oncologists in the United States and approximately 50 ocular oncologists in Europe, who are a focused call point that treat most patients.
▪
Continue developing AU-011 for additional ocular oncology indications, starting with choroidal metastases. We intend to be at the forefront of ocular oncology innovation and believe we can apply our mechanism of action for AU-011, which has the potential to treat tumors while preserving key ocular structures, to multiple other ocular oncology indications. Beyond small primary choroidal melanoma and indeterminate lesions, we intend to develop AU-011 in multiple other ocular oncology indications, starting with choroidal metastases. We plan to file an IND with the FDA in the second half of 2022 for choroidal metastases. In addition, we plan to develop AU-011 for tumors of the ocular surface, including both melanomas and squamous cell carcinomas. Every year, approximately 4,500 patients are diagnosed with cancers of the ocular surface. We plan to leverage the sales force infrastructure we intend to build for primary choroidal melanoma for these additional ocular oncology indications.
▪
Pursue development of AU-011 for our first non-ophthalmic solid tumor indication in NMIBC. Our novel approach has the potential benefit of treating early-stage solid tumors, particularly NMIBC, while generating long-term antitumor immunity to prevent metastasis. We believe that local administration into the bladder, and the ability to use a focused laser to activate AU-011, provides the opportunity to apply our technology platform to this area of high unmet medical need. Bladder cancer represents an attractive indication given its sensitivity to immune response, high unmet medical need and expense in treating. AU-011’s pro-immunogenic mechanism of action has shown robust activity in preclinical models as a single agent and synergy with checkpoint inhibitors in this indication. Our preclinical data supports initiation of a Phase 1 clinical trial, which we expect to begin in the second half of 2022, subject to FDA acceptance of our IND, with plans to present Phase 1 data from this trial in 2023.
▪
Broaden the application of our proprietary technology platform to expand our pipeline of product candidates. Due to the expression of specifically modified HSPGs across a wide range of solid tumors, we plan to evaluate our technology platform in other oncology indications. We also plan to expand the use of our proprietary technology platform by continuing to explore the potential to deliver other therapeutic agents, including nucleic acid therapies and non-light activated molecules, to broadly treat solid tumors.
▪
Evaluate and selectively enter into strategic collaborations to maximize the potential of our pipeline and accelerate the development of our programs. While we continue to retain worldwide rights to AU-011, we may opportunistically evaluate and enter into strategic collaborations around AU-011 or future product candidates, geographies, or disease areas. We believe our technology platform has the potential to enable the development of a broad scope of product candidates that reaches beyond AU-011. By selectively entering into collaborations, we believe our potential to expand and accelerate the development of our programs and maximize worldwide commercial potential may be enhanced.

Targeting a broad range of solid tumors with our proprietary technology platform

Our technology platform represents a novel approach of targeting a broad range of solid tumors using VLPs that can be loaded or conjugated with drugs creating a new class of targeted therapies. Our VDCs are analogous to ADCs, another technology that employs a targeting moiety and a payload. ADCs typically utilize a monoclonal antibody to traffic a cytotoxic payload preferentially to tumor cells. There are currently 11 FDA-approved ADCs, six of which have gained regulatory approval since 2019. The class achieved approximately $4 billion in sales in 2020 and is expected to garner over $27 billion in sales in 2026.

Despite the successful adoption of this modality, there remains room for improvement. Key challenges related to ADCs include the limited number of payloads that can be conjugated onto the ADC along with toxicities that have been reported. Only two to five toxin drug conjugate molecules per antibody can be delivered, potentially reducing potency, which can necessitate higher doses of toxic drug to be delivered. These higher doses and the expression of ADC target receptors on healthy tissue can lead to systemic toxicity. We believe our VDCs can expand upon the foundation built by ADCs, given VDCs are endowed with specific attributes designed to overcome the shortcomings of ADCs.

The key finding that launched our technology development efforts was the observation that human papilloma virus, or HPV, binds to specifically modified HSPGs on the tumor cell membrane. HSPGs are a large family of molecules found in the extracellular matrix and on the membranes of cells. Tumors cells specifically modify HSPGs with key sulfation modifications that provide high binding specificity to a number of ligands. Tumor modified HSPGs regulate many aspects of tumor progression, including proliferation, invasion, angiogenesis and metastases. Our scientific founder, John Schiller, PhD, and his colleagues at the National Institutes of Health, or NIH, identified that these specific modifications enable HSPG-selective binding of HPV on tumor cells, as illustrated below.

Figure 2. VDCs bind to specifically modified HSPGs on the tumor cell surface with multivalent binding and do not bind to normal healthy cells.

This NIH team discovered that HSPG-selective binding of HPV was determined by the properties of the proteins that make up the viral capsid, or shell, not by the nucleic acids contained within the shell. Dr. Schiller pioneered the development of VLPs into a highly effective HPV vaccine to prevent cancer, work for which he received the Lasker-DeBakey Clinical Medical Research Award. He discovered that these capsid proteins could be recombinantly manufactured and could self-assemble into empty VLPs without any viral genome. Our technology platform is based on HPV derived VLPs that were further engineered to reduce cross-reactivity with pre-existing immunity against HPV, enabling the use of VLPs as oncology therapeutics. This platform leverages the tumor-specific targeting mechanism of HPV VLPs to enable their use to deliver cytotoxic payloads directly to a wide range of solid tumors. VLPs have also demonstrated the ability to deliver nucleic acids, potentially expanding our platform on which to base a novel class of oncology therapies.

We believe that our technology platform has the potential to serve as a backbone for a broad portfolio of therapeutics. There are four key potential advantages of VDCs compared to ADCs:

1.
A single VDC can deliver hundreds of cytotoxic molecules conjugated to its capsid proteins.
2.
The VDCs have a high number of HSPG binding sites and, it is this multi-valency that permits the strong binding of the VDCs with tumor cells.
3.
Based on the ability of VLPs to selectively recognize specifically modified and overexpressed HSPGs present on a large number of tumor types, VDCs have the potential to be used broadly across a wide range of cancers with limited off-target toxicity.
4.
Tumor treatment with VDCs results in a dual mechanism of action, both directly with acute necrosis of the tumor cells, and indirectly by creating a highly immunogenic milieu inducing an antitumor specific immune response leading to a more robust and durable therapy.

Choroidal melanoma overview

Choroidal melanoma is the most common intraocular cancer in adults, with an incidence of 11,000 patients/year in the United States and Europe. This comprises approximately 90% of all cases of uveal melanoma, consisting of melanomas in the choroid, ciliary body and iris, which are collectively referred to as the uvea. It is estimated that 96% of patients are diagnosed early without clinical evidence of metastatic disease. There are approximately 2,000 new cases treated each year in the United States and 1,600 new cases treated each year in Europe. However, despite the current treatments with radiotherapy, the long-term prognosis is poor with death occurring in more than 50% cases and irreversible vision loss within 5 to 10 years in approximately 70% of cases. We intend to develop AU-011 as a first line therapy to treat early-stage disease which includes small melanomas and indeterminate lesions representing approximately 9,000 patients in the United States and Europe. Most cases are found in adults with a median age of 55, light eye color and fair skin. It is often discovered in patients who are asymptomatic, although some patients report decreased vision or non-specific visual symptoms such as flashes, floaters, blurry or distorted vision or visual field defects. Most choroidal melanomas result from transformation of a benign choroidal nevus. In early stage lesions, most of the tumor is composed of benign nevi cells with a small cluster of malignant melanoma cells. Benign choroidal nevi are found in approximately 5% of adults in the United States 40 years or older. There are 3,900 patients every year in the United States that are diagnosed with indeterminate melanocytic lesions that have risk factors and that are referred to the ocular oncologist.

Our goal is to develop AU-011 as a first line treatment option that can enable early treatment intervention of primary choroidal melanoma while preserving vision and reserving radiotherapy for a second line treatment option. Earlier diagnosis and early treatment intervention of lesions in the eye before the onset of metastatic disease may dramatically change outcomes for patients.

Current treatment options for choroidal melanoma

There are no FDA-approved therapies for choroidal melanoma. There are three primary treatments that are routinely used for local control of choroidal melanoma: plaque brachytherapy; proton beam irradiation; and enucleation, or removal of the affected eye, each of which represent invasive surgical procedures.

Figure 3. Three primary treatments for choroidal melanoma.

The limited options available to treat patients with choroidal melanoma pose challenges to clinicians and patients. The existing treatments are far from innocuous: all of them are invasive procedures that are associated with irreversible loss of visual acuity and other deleterious side effects. Because choroidal melanoma tends to metastasize early, even with radical treatments such as enucleation, metastatic disease still occurs, which results in a high degree of mortality. We believe that there is an urgent unmet medical need for an effective vision preserving therapy and that the availability of such a therapy may encourage treatment of early stage ocular lesions and increase the awareness of the importance of early diagnosis for this life-threatening disease.

Our solution AU-011

AU-011 is a VDC consisting of an HPV-derived VLP and IRDye 700DX, a laser activated cytotoxic payload. Our VLP was created using the capsid proteins of HPV that have been genetically modified to avoid cross-reactivity with pre-existing immunity against the virus and bind with high affinity to specifically modified HSPGs found on the surface of tumors cells, including ocular melanoma cells.

Figure 4. AU-011, administered by intraocular injection, binds to tumor cells. Activation using an ophthalmic laser leads to rupture of the tumor cell membrane, acute necrosis and a secondary immune activation leading to long term antitumor immunity.

Goal of Treatment with AU-011

In ocular oncology, the goal of early stage local treatment is to achieve tumor control—to prevent the tumor from growing further while preserving the delicate ocular structures such as the retina. We believe that treatment early in the disease course can also limit the risk of metastasis for patients. After treatment, if tumors do not have an increase in thickness by ultrasound or an increase in diameter as evaluated with digital photography, it is believed that the malignant cells have been killed, tumor control has been achieved and the treatment is considered successful. Ocular oncologists measure the antitumor activity after plaque brachytherapy by evaluating tumor control as well as systemic disease to detect the presence of metastasis.

Figure 5. Goal of treatment with AU-011 is local tumor control with targeted killing of melanoma cells.

We believe that patients with earlier stage tumors stand to derive the most benefit from AU-011. These tumors are not only the most likely to respond to our therapy but, based on historic data, these patients also have the highest likelihood of not having already developed life-threatening metastatic disease, and as such, AU-011 has the potential to confer the greatest long-term benefit.

Phase 1b/2 demonstrated robust antitumor activity

A total of 56 patients out of 57 patients enrolled with a clinical diagnosis of choroidal melanoma were treated with AU-011, due to one patient not having met predefined active growth criteria. Tumor growth measurements were obtained by one centralized reading center.

The tumor control rate at twelve months across all treatment doses and initial tumor sizes was 54% based on the predefined criteria of tumor control failure as an increase in thickness of greater than 0.5 mm or an increase in diameter of more than 1.0 mm.

The key two subgroups were patients with well-documented active growth (n=20) and those with well-documented active growth treated at the highest therapeutic regimen (n=14). The 20 patients with well-documented active growth treated at all doses had a tumor control rate of 60%. The 14 patients with well-documented active growth treated at the highest therapeutic regimen had a tumor control rate of 64%.

When compared to each patient’s rate of tumor growth within the prior two years before enrollment, the growth rate after treatment with AU-011 at any dose demonstrated a statistically significant reduction both when assessing all patients with active growth as well as patients on the maximum therapeutic regimen.

Phase 1b/2 demonstrated preservation of visual acuity

We believe that showing preservation of visual acuity will be critical in our application for regulatory approval of AU-011 to show that it can both halt tumor growth and preserve visual acuity. Visual acuity was measured at regular intervals as a key efficacy endpoint. In the Phase 1b/2 trial we defined the loss of visual acuity as the loss of three lines of vision, or 15 letters, using best corrected visual acuity, or BCVA, which the FDA considers a clinically meaningful vision loss. We found moderate loss of visual acuity immediately following treatment, which we believe was associated with short-term reversible adverse events such as ocular inflammation and corneal abrasions. Upon resolution of the short-term adverse events, visual acuity recovered in the majority of patients, and we observed a vision preservation rate of 86% across all 56 treated patients in the trial over the twelve months follow up period and 71% for the 14 patients enrolled with active growth and treated with two cycles of AU-011 therapy.

Only four out of 14 patients with small tumors with active growth had a long-term loss of more than 15 letters of vision that did not recover back to less than the 15 letters at 12 months. These were related to persistent adverse events, such as pigmentary changes, macular edema or subretinal fluid. Of the four patients that had persistent vision loss, two lost greater than 30 letters and the other two had a loss of 17 and 18 letters which is close to the threshold of 15 letters.

Importantly, 17 of the 20 patients with small tumors with active growth had tumors close to the fovea or optic nerve and were considered high risk for severe vision loss with radiotherapy. In this patient population, the vision preservation rate was 76% (13/17 patients) highlighting a potential important benefit AU-011 may have over the current standard of care.

Phase 1b/2 safety and tolerability data

Treatment with AU-011 was generally reported to be well-tolerated at all doses including when two cycles of therapy were administered. Adverse events were generally mild or moderate, transient and manageable with standard of care treatments in most patients. Expected AEs of vitreous inflammation, anterior chamber inflammation and increased intraocular pressure were manageable with steroid treatment and ocular antihypertensives.

Intraocular inflammation represented the most common treatment related AE, which was expected given the viral-like component of our drug and the pro-immunogenic mechanism of action. These inflammatory events included anterior chamber inflammation in approximately 71% of patients and posterior inflammation in 91% of patients. Posterior inflammation originated in and around the tumor, suggesting that this inflammation may, at least in part, be related to potential antitumor activity of AU-011. This inflammation was not prophylactically treated, which allowed the immune response to initiate before starting steroid therapy. Cases of anterior inflammation were treated with topical steroid drops, while posterior inflammation was treated with topical, oral, intravitreal or periocular steroids. Approximately 46% of patients also had transient increases in intraocular pressure that were managed with topical anti-hypertensives. One patient had a Grade III vitreous opacity that was removed with surgery.

Adverse events of pigmentary changes around the tumor margin were reported in approximately 38% of patients and were the cause of the only two drug-related serious adverse events, or SAEs, of vision loss. In these two subjects the edge of the tumor was within 1.0 mm of the fovea and the pigmentary changes occurred in the fovea causing the vision loss of greater than 30 letters. Two SAEs that were not related to treatment were reported in two patients, one event each of papillary renal cell carcinoma and diverticulitis.

A high proportion of patients (43/56; 77%) in the trial were at high risk for vision loss with radiotherapy because their tumors were close to the fovea or optic disk (<3.0 mm). If these patients had been treated with radiotherapy, historical studies suggest that a large proportion would have a worse visual acuity prognosis, with many having vision of <20/200 or legal blindness within five years. Approximately 90 percent of high-risk patients with tumors near the fovea or optic nerve had a significant vision loss with plaque brachytherapy as the plaque led to irreversible damage to the fovea or optic nerve. In contrast, most of the high-risk patients in our trial were successfully treated with AU-011 without a significant impact on their visual acuity, highlighting the potential benefit relative to the current standard of care.

We believe that AU-011 has the potential to deliver meaningful clinical benefit to patients with early-stage choroidal melanoma as a first-line treatment while decreasing the likelihood of irreversible loss of visual acuity and other severe comorbidities that are often associated with radiotherapy.

Suprachoroidal delivery

As part of our overall development strategy, we are evaluating and developing the SC route of administration to optimize the delivery of AU-011 to the choroid where the tumor is located. The suprachoroidal space, or SCS, is a potential space bound between the external surface of the choroid and the internal surface of the sclera and encompasses the full circumference of the full posterior segment of the eye.

Figure 6. Suprachoroidal administration with SCS MicroinjectorTM.

Our preclinical data supports the SCS as an attractive site for intraocular drug delivery for choroidal melanoma as it provides an optimization of the therapeutic index due to increased bioavailability at the tumor and lower exposure to key ocular structures.

Phase 2 suprachoroidal administration trial

We are currently conducting a Phase 2 dose escalation trial of AU-011 with SC administration in 22 patients with choroidal melanoma. The primary objective of this portion of the trial is to determine the maximum tolerated dose and treatment regimen. We believe SC administration can result in a better target product profile with reduced inflammation because of significantly lower exposure of the drug to the vitreous and potentially higher clinical activity than intravitreal administration because of increased drug exposure to the tumor in the choroid.

The results from the initial patient cohorts with an average of six months follow-up demonstrated that SC administration was generally well tolerated with no serious treatment related adverse events reported. To date, drug and laser related adverse events have included four patients with mild anterior uveitis, two patients each with both punctate keratitis and eye pain, and one patient each with conjunctiva hyperemia, conjunctival edema, cystoid macular edema, eyelid edema, pupils unequal retinal pigment epitheliopathy, salivary gland enlargement and vision blurred. One moderate adverse event of anterior scleritis related to the injection procedure was also observed. All of the events resolved spontaneously or with standard of care treatment. Of note, no inflammation in the vitreous has been observed in this trial through the two cycles of the highest tested dose (40 µg). Given the tolerability profile with the 40 µg dose, we increased the highest dose to 80 µg per treatment and plan to explore a new treatment regimen with three cycles of treatment. Currently 2 cycles of 80 µg have been confirmed to be safe and the third cycle of treatment is underway. We plan to present the six to 12 month safety and efficacy data from this trial in the second half of 2022.

Figure 7. Adverse events among the 13 patients enrolled in the Phase 2 suprachoroidal trial to date.

Pivotal trial plan in choroidal melanoma

In alignment with the FDA and EMA, we plan on conducting two pivotal trials with AU-011. We anticipate to start the first pivotal trial in the second half of 2022 in patients with high-risk indeterminate lesions and small choroidal melanoma who have active growth prior to enrollment. We intend to randomize a minimum of 70 patients in this trial to three arms 2:1:2 to receive therapeutic regimen AU-011, low dose regimen AU-011 or a sham control. Patients will be selected based on having a small amount of active growth within two years of trial enrollment, and a tumor size of 0.5 mm to 3.0 mm in thickness and less than 10 mm in diameter.

Pivotal Trial

Figure 8. Preliminary design of the pivotal trial.

The key primary endpoint agreed with the FDA is contemplated to be the tumor thickness growth rate over 12 months, comparing the growth rates between the AU-011 high dose group and the sham group. The first key secondary endpoint will be a composite time to event analysis that will evaluate the number of events of disease progression or visual acuity failure between the AU-011 high dose group and the sham group. We will also evaluate time to disease progression and change from baseline in BCVA letter score. There will be a minimum follow up for all patients of 12 months.

The trial has a power of >95% to meet the primary and the first key secondary endpoint. Since there is no drug approved for the treatment of choroidal melanoma, we have agreed with FDA that a statistically significant difference on these endpoints will provide support from a regulatory perspective to meet the requirement of clinical effectiveness.

Given that choroidal melanoma is a rare disease and, based on the limited natural history data of the growth rate of these early-stage tumors, this trial will follow an adaptive design with the ability to perform a sample size re-estimation. With this adaptive design, the sample size will be increased if either (1) the observed growth rate in the sham arm is lower than assumed or (2) the estimated treatment effect comparing the sham arm and the high dose arm is less than expected. With this strategy, we believe we will improve the probability of success of the trial.

We also plan to conduct a second pivotal trial, which will be a Phase 3 randomized trial, that is expected to start enrolling when the first pivotal trial completes enrollment. This Phase 3 trial is planned to be an identical design to the Phase 2b pivotal trial described above with the same primary and secondary endpoints. The final sample size of this second pivotal trial will be determined by the final sample size of the Phase 2b pivotal trial.

If warranted by the data, we plan to submit the results of the first pivotal trial to support approval of AU-011 for the treatment of primary indeterminate lesions and small choroidal melanoma. Based on the results of the first pivotal trial, if positive, and the fact that there are no therapies approved for the treatment of this rare disease, the FDA and EMA may agree to grant approval based on the first pivotal trial with the condition that the second Phase 3 pivotal trial should be completed as a post-approval commitment. However, the FDA and/or EMA may require both trials for approval, which will be addressed subsequent to submission of the data from the first pivotal trial.

Registry Trial

We have agreement with the FDA that we will monitor all patients for a total of five years after dosing to evaluate the long-term tumor response, visual acuity preservation and safety, as well as the risk of metastatic disease and mortality, which we are doing in a Phase 4 registry trial. To date, all 57 patients in the Phase 1b/2 trial with intravitreal administration have completed the Phase 1b/2 trial and 41 (72%) have entered the registry trial. There are also 7 patients from the Ph2a portion of the SC trial that have entered the registry trial. The data collected with an average follow up of more than two years from initial enrollment in the Phase 1b/2 trial or the Phase 2 SC trial and follow up in the registry demonstrates durability of tumor control, visual acuity preservation and related safety profile from treatment of AU-011. All subjects in the registry trial treated only with AU-011 had stable vision and only 2 local progressions of disease after more than two years of average follow-up. For those patients who progressed in tumor size in the Phase 1b/2 trial and who received standard of care with radiotherapy, two patients lost visual acuity and one additional patient had to have their eye enucleated because of tumor recurrence after radiotherapy, reaffirming our belief that there is a high unmet medical need in this patient population.

Only one of 40 patients in the registry had onset of metastatic disease which is an encouraging result as usually the metastatic risk for small melanomas is approximately 12% up to 10 years’ follow up.

Matched case control studies

The ability to demonstrate tumor control with long term visual acuity preservation could provide a favorable benefit-risk profile of AU-011 for the first line treatment of patients with early-stage choroidal melanoma compared to an invasive radiotherapy procedure. To demonstrate the long-term value of visual acuity preservation for patients treated with AU-011, we are conducting two Matched Case Control, or MCC, studies that will provide data comparing AU-011 to radiotherapy. A retrospective MCC study has been performed to provide an estimate of the vision benefit of AU-011 versus radiotherapy and to help estimate the treatment effect and powering of the prospective MCC study that was initiated in 2021. These studies are discussed below.

Retrospective matched case control study analysis

To estimate the vision preservation of AU-011 compared to radiotherapy we are conducting a retrospective MCC analysis comparing the group of patients in our Phase 1b/2 trial who had tumors at high risk for vision loss due to its location close to the fovea or optic disk and were treated with AU-011 (n=43) to patients with tumors of similar size and location previously treated with radiotherapy at the Wills Eye Hospital Ocular Oncology Service led by Dr. Carol Shields. This analysis will match up to 5:1 patients using the key baseline characteristics that impact long term visual acuity – tumor location, tumor size and baseline visual acuity – and will compare the visual acuity after treatment with each therapy in terms of a change from baseline in vision and absolute vision at years one, two and three. Results from our Phase 1b/2 trial with intravitreal administration show visual acuity preservation in a majority of patients after two cycles of treatment with AU-011 at twelve months. In addition, data from our ongoing registry trial to date do not show a change or decline in vision for patients treated with AU-011 with long term follow up, while two patients that failed treatment with AU-011 and were treated with radiotherapy are having vision loss. We believe that the results of the retrospective study will further validate these results and strengthen our thesis that the mechanism of AU-011 enables durable preservation of visual acuity providing an important advantage to radiotherapy. The results of the retrospective study are expected to be published with Dr. Carol Shields in the first half of 2022 and will be used to estimate the assumptions to power a prospective Matched Case Control study that we plan to start shortly thereafter.

Prospective matched case control study

Based on the results of the retrospective MCC analysis we are initiating a prospective matched case control trial where we will compare, after one, two, and three years, the visual acuity of patients treated with AU-011 versus patients treated with radiotherapy. Like the retrospective MCC analysis, patients will be matched based on similar tumor size, location, and baseline vision at the beginning of the trial.

Figure 9. Matched case control prospective trial comparing visual acuity outcomes after treatment with AU-011 or plaque radiotherapy.

The patients are planned to be matched on average 3:1 (Radiotherapy: AU-011) to increase the power. The matching and analysis will be masked and performed independently. The objective is to show the vision benefit of AU-011 compared to radiotherapy using prospective data for both groups. Based on initial results in the retrospective MCC study, we believe these results may support the benefit/risk discussion of our regulatory submission and to serve as support for pricing and reimbursement discussions.

Choroidal metastases from other tumors

We can apply our mechanism of action for AU-011, which we believe has the ability to preserve key ocular structures, in multiple other ocular oncology indications. Beyond primary choroidal melanoma, we are developing AU-011 in additional ocular oncology indications, starting with choroidal metastases. Choroidal metastases are a common intraocular malignancy that are caused by multiple primary cancers in the body that metastasize to the eye due to the high blood flow and perfusion that provides an environment receptive to metastases and tumor growth. Approximately 22,000 patients have choroidal metastases globally every year. and approximately half (~47%) of the patients with choroidal metastases have primary breast tumors. Other common primary cancers include lung (approximately 21%), gastrointestinal (4%), kidney (2%), cutaneous melanoma (2%) and prostate cancer (2%), and approximately 17% of cases with an unknown primary tumor type. The majority of these malignancies are solitary small tumors in the choroid associated with subretinal fluid and, as opposed to choroidal melanoma, they can occur in and adversely affect vision in both eyes. These lesions are typically treated with radiation, which has the same comorbidities as previously described for the treatment of choroidal melanoma. Given their poor prognosis, the quality of life and, in particular, maintenance of vision, for patients with metastatic cancer is critical and as such there is a significant unmet need for an effective vision sparing ocular treatment that enables patients to avoid additional surgical interventions.

We are planning to initiate clinical development in this indication in the second half of 2022, subject to FDA acceptance of an IND.

AU-011 for the treatment of non-muscle-invasive bladder cancer

We are developing AU-011 for the treatment of non-muscle-invasive bladder cancer, or NMIBC. We are planning to initiate clinical development with AU-011 with intramural administration, a novel route of administration for the treatment of patients with intermediate and high-risk bladder cancer lesions. This novel route of administration is based on the direct administration of AU-011 into the lamina propria of the bladder wall at the tumor edge. It is intended to place high levels of AU-011 at the base of the tumor where laser activation can cause localized necrosis preventing residual tumor cells from further growth and recurrence. We are conducting IND-enabling studies with AU-011 to demonstrate the feasibility of this approach and intend to begin clinical trials in the second half of 2022.

Bladder cancer disease background

Bladder cancer is the most common malignancy involving the urinary system and is the eighth most common cause of cancer death in men in the United States. Estimates are that there will be 61,300 new cases of bladder cancer and 17,000 deaths in 2021 in the United States. Globally, bladder cancer accounts for approximately 570,000 cases, with 422,000 cases comprised of NMIBC, and 165,000 deaths each year. Patients with bladder cancer classically present with painless blood in the urine, however, because this symptom is like those of benign disorders such as urinary tract infections, cystitis, prostatitis and the passage of kidney stones, the diagnosis of bladder cancer is often delayed while these other, more common, conditions are ruled out. Furthermore, symptoms are often intermittent. Delays in diagnosis can lead to a worsened prognosis due to the presence of more advanced stage disease by the time a confirmation of bladder cancer is made.

Our solution AU-011

We are currently developing AU-011 for the treatment of NMIBC with IND-enabling studies and plan to initiate a Phase 1a trial in the second half of 2022, subject to FDA acceptance of an IND, to evaluate the feasibility of intramural administration and to assess distribution, safety and initial proof of mechanism with evaluation of local acute cellular necrosis after laser activation. We believe AU-011 represents a potential targeted therapy that can be activated using a similar laser as that currently utilized in our choroidal melanoma program, following a well-characterized approach with commercially available devices used by urologists.

AU-011 has been observed to be highly selective, through both its specific binding to modified HSPGs on cancer cells, combined with focused laser activation leading to cytotoxicity and subsequent immune activation. We believe the immune response could play an even larger role in bladder cancer, given that bladder cancer has a well-documented response to immune activation. This immune sensitivity is substantiated by the effectiveness of immune modulatory agents like BCG. We have observed in preclinical experiments that AU-011 was able to target bladder cancer cells in both in vitro and in vivo tumor models. Laser activation of AU-011 resulted in cell killing of bladder tumor cells while sparing other normal surrounding cells as a single agent. This cell killing induced a pro-immunogenic antitumor response that resulted in complete elimination of tumors in a mouse xenograft model and durable responses as well as the prevention of tumor re-implantation. This highlights the value of AU-011 to generate antitumor immunity and prevent tumor recurrence. Based on our preclinical data, AU-011 was also observed to be highly synergistic with checkpoint inhibitors that have already been approved for the treatment of a subset of NMIBC and metastatic bladder cancer patients.

Figure 10. Overview of AU-011’s dual mechanism of action with acute tumor cell necrosis and secondary antitumor immunity.

Clinical plans in NMIBC

We intend to conduct a Phase 1 trial in intermediate and high risk NMIBC patients that are either candidates for TURBT or cystectomy beginning in the second half of 2022, subject to FDA acceptance of our IND. We plan to evaluate the safety, tolerability and feasibility of AU-011 using the intramural route of administration. After removal of the tumors, we plan to further assess the tumor tissue with histopathology to evaluate the presence of acute cellular necrosis as an early sign of antitumor response.

Figure 11. Phase 1 window of opportunity trial to establish route of administration and tumor necrosis.

In this Phase 1 trial, we intend to evaluate the tumor distribution of AU-011 after intramural administration in intermediate to high-risk subjects with NMIBC. In cohort 1, we will assess AU-011 local and systemic exposure without laser activation. In cohorts 2 and 3 we will assess AU-011 and laser activation in patients with intermediate risk that are planned to receive TURBT and high risk patients that are unresponsive to BCG and that are planned to receive cystectomy. In these cohorts, we plan to administer AU-011 followed by laser activation, and one week later the tumor will be removed by TURBT (cohort 2) or the entire bladder by cystectomy (cohort 3), and we will assess tumor response in the form of necrosis and the immune response by pathology and immunohistochemistry. This Phase 1a trial is planned to be conducted in association with the National Cancer Institute at approximately three selected private sites in the United States and is planned to be initiated in the second half of 2022.

Shortly after this initial trial, we are planning to conduct a Phase 1b/2 dose escalation and expansion trial in the treatment of NMIBC. We believe this Phase 1b/2 trial will help establish the treatment regimen and we are planning to involve multiple leading sites in the treatment of bladder cancer.

Other HSPG-Expressing Tumors

Our HPV-derived VLPs have a unique tropism towards cancer cells based on their multivalent binding to modified HSPGs that are specifically found in tumor cells. In vitro, we have observed our VLPs bind to multiple cancer cell lines. In vivo, we have also observed binding using our HPV-derived VLPs using xenografts of human tumor cell lines and allografts of murine tumor cell lines, like lung, ovarian, bladder, melanoma and colon. These results help to corroborate the thesis that multiple tumors appear to consistently express and specifically modify HSPGs. Accordingly, we believe we may be able treat a broad spectrum of solid tumors. We plan to select our next solid tumor indication for clinical development with AU-011 based on its status as a tumor type with high HSPG expression, such as cutaneous melanoma and head and neck cancer.

Competition

The biotechnology and pharmaceutical industries are characterized by rapid innovation of new technologies, fierce competition and strong defense of intellectual property. While we believe that AU-011 and our knowledge, experience and scientific resources provide us with competitive advantages, we may face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others.

We compete in the segments of the pharmaceutical, biotechnology, and companies focusing on developing therapies in the oncology field. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes. Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future from segments of the pharmaceutical, biotechnology and other related markets that pursue oncology therapeutics. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products.

Our competitors may obtain regulatory approval of their products more rapidly than we may or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize AU-011 and any future product candidates. Our competitors may also develop drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products and these competitors may also be more successful than us in manufacturing and marketing their products.

Ocular oncology

Currently we are not aware of any other company that has a drug in clinical development for the treatment of primary choroidal melanoma or for the treatment of choroidal metastases, which are our first two planned ocular oncology indications. The standard of care as a first line treatment for patients is plaque brachytherapy or proton beam therapy. Verteporfin (Visudyne) is currently used off label in some cases of early stage disease alone or in combination with transpupillary thermotherapy. It is possible that there may be other companies with compounds in pre-clinical development but we are not aware of any data that has been published or presented at any conference. Given our stage of development, we believe we are the furthest along in development. Our focus in ocular oncology is the treatment of the primary cancer in the eye before it metastasizes. Immunocore Holdings PLC, or Immunocore, recently received FSA approval for KIMTRAK® (tebentafusp-tebn) injection for metastatic uveal melanoma. Immunocore’s drug is indicated for the treatment of HLA-A*02:01-positive adult patients with unresectable or metastatic uveal melanoma and has not been developed to treat the early stage disease in the eye.

Urologic oncology

There are multiple companies that have drugs in clinical development for the treatment of intermediate and high risk NMIBC patients that are unresponsive to BCG. ImmunityBio, Inc. has presented Phase 2/3 data for their drug Anktiva in combination with BCG in patients with BCG unresponsive high grade NMIBC and they plan to submit a BLA in 2022. Sesen Bio, Inc. presented Phase 3 data for their lead candidate, Viceneum, as a treatment for BCG-unresponsive NMIBC, but in August 2021 the FDA sent Sesen Bio, Inc. a Complete Response Letter, indicating that the agency would not approve the application. The agency recommended additional clinical and statistical data analyses, and had concerns related to the company's Chemistry, Manufacturing and Controls (CMC). FerGene, Inc. announced positive data of their pivotal Phase 3 clinical trial evaluating nadofaragene firadenovec (rAd-IFN/Syn3), an investigational gene therapy, for the treatment of high-grade, BCG-unresponsive NMIBC, however, they have announced delays due to chemistry, manufacturing and controls problems, so it is uncertain when they marketing application will be submitted (last update on BLA filing was May 2020). UroGen Pharma Ltd. has a drug Jelmyto, a gel reformulation of mytomicin that is currently approved to treat low grade upper tract urothelial cancer, which is currently in Phase 3 development for the treatment of NMIBC. CG Oncology, Inc. has a drug (CG0070) that is being investigated in a global Phase 3 clinical trial as a monotherapy for the treatment of BCG-unresponsive NMIBC.

Our License Agreements

NIH Patent License Agreement

In September 2013, we entered into an exclusive patent license agreement, or the NIH License Agreement, with the NIH for certain intellectual property rights, as amended in September 2015, August 2018 and April 2019. Under the NIH License Agreement, NIH granted us a worldwide, exclusive, sublicensable license to certain patent rights related to VLPs and papilloma pseudovirus for our development and use in combination with our proprietary nanoparticle encapsulation technology both (1) for the treatment, diagnosis and imaging of cancer tumors and metastases as well as their respective pre-cursor dysplasia states and (2) conjugated with light activated drugs for the diagnosis and treatment of cancer tumors and metastases as well as their respective pre-cursor dysplasia states.

Pursuant to the NIH License Agreement, we are required to use commercially reasonable efforts to develop the licensed products using the licensed processes to make the licensed products available to the United States public on reasonable terms, including by adhering to a commercial development plan and meeting specified benchmarks with regards to specified deadlines for regulatory filings, initiation of clinical trials, and gaining regulatory approval for the licensed products.

In consideration of the rights granted under the NIH License Agreement, we paid NIH a one-time upfront payment of $0.1 million. We are required to make low single-digit percentage royalty payments based on specified levels of annual net sales of licensed products subject to certain specified reductions. We are required to make development and regulatory milestone payments up to $0.7 million in the aggregate and sales milestone payments up to $0.6 million in the aggregate. We are also required to pay NIH a mid-single to low teen-digit percentage of any sublicensing revenue we receive. Additionally, our payment obligations to NIH are subject to an annual minimum royalty payment of low five figures. As of December 31, 2021, we have paid NIH approximately $0.4 million in aggregate milestones under the NIH License Agreement. In addition to milestones under the agreement, we reimburse the NIH for any patent prosecution costs incurred.

The NIH License Agreement will terminate upon the last expiration of the patent rights or we may terminate the entirety of the agreement upon written notice thereof to NIH. The expiry of the last to expire patent licensed under the agreement is September 2034.

During the years ended December 31, 2021 and 2020, we paid $0.03 million and $0.02 million, respectively, in fees associated with the NIH License Agreement.

LI-COR Exclusive License and Supply Agreement

In January 2014, we entered into an Exclusive License and Supply Agreement, or the LI-COR Exclusive License Agreement, with LI-COR, Inc., or LI-COR, for the license of IRDye 700DX and related licensed patents for the treatment and diagnosis of ocular cancers, ocular pre-cancer and indeterminate lesions in humans, and as amended in January 2016, July 2017, April 2018 and April 2019. The LI-COR Exclusive License Agreement required a one-time upfront license issue fee of $0.1 million and requires aggregate milestone payments of up to $0.2 million upon certain regulatory and development milestones. We are also required to pay LI-COR low-single digit royalties on net sales.

The term of the LI-COR Exclusive Agreement expires on a country-by-country basis, until the longer of (i) ten years from the first commercial sale of a licensed product in such country and (ii) the last to expire valid claim in such country. The expiry of the last to expire patent licensed under the agreement is December 2023.

Clearside License Agreement

In July 2019, we entered into a license agreement, or the Clearside License Agreement, with Clearside Biomedical, Inc., or Clearside, for the license of Clearside’s suprachoroidal microinjector technology. Upon execution of the Clearside License Agreement, we paid Clearside a one-time upfront payment of $0.1 million. Under the Clearside License Agreement, we are required to pay milestones up to $21.0 million in the aggregate to Clearside upon the achievement of specified regulatory and development milestones, and upon the achievement of certain commercial sales milestones. We are also required to pay low to mid-single digit royalties on net sales. If we sublicense a product for which royalties are payable, then we are required to pay the greater of 20% received or low single digit royalties on net sales.

The Clearside License Agreement expires on a country-by-country basis upon the later of the last to expire patent or ten years from the date of the first commercial sale of a product. The expiry of the last to expire patent licensed under the agreement is August 2034.

Intellectual property

Our success depends in part on our abilities to (1) obtain and maintain proprietary protection for our lead virus-like drug conjugate product candidate belzupacap sarotalacan (AU-011), (2) defend and enforce our intellectual property rights, in particular, our patent rights, (3) preserve the confidentiality of our know-how relating to, for example, certain manufacturing steps, material components and characteristics of our formulations, and (4) operate without infringing valid and enforceable intellectual property rights of others. We seek to protect our proprietary position by, among other things, exclusively licensing United States and certain foreign patents and patent applications and filing United States and certain foreign patent applications related to AU-011, where patent protection is available. We also rely on know-how, continuing technological innovation and confidential information as well as pursue licensing opportunities to develop and maintain our proprietary position and protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We seek to protect our proprietary technology, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and others who may have access to proprietary information, under which they are bound to assign to us inventions made during the term of their employment or term of service. We also seek to preserve the integrity and confidentiality of our data by maintaining physical security of our premises and physical and electronic security of our information technology systems.

We cannot be sure that patents will be granted with respect to any patent applications we have licensed or filed or may license or file in the future, and we cannot be sure that any patents we have licensed or which have been granted to us, or patents that may be licensed or granted to us in the future, will not be challenged, invalidated or circumvented or that such patents will be commercially useful in protecting our technology. For more information regarding the risks related to our intellectual property, see “Risk factors—Risks related to our intellectual property.”

Our patent portfolio includes a combination of issued patents and pending patent applications that are owned by us, co-owned by us or licensed by us from third parties. As of January 19, 2022, we have an exclusive license (with regard to ocular cancers) and a non-exclusive license (with regard to solid tumors in humans for a specific indication) from LI-COR under one issued United States patent; an exclusive license from NIH under four issued United States patents and three issued foreign patents; an exclusive license from INSERM-TRANSFERT (Inserm) under three issued United States patents, and six granted foreign patents; and exclusive rights under a Cooperative Research and Development Agreement (CRADA) with the United States Department of Health and Human Services (DHHS), as represented by the National Cancer Institute, and Institute, Center, or Division of the NIH, under three issued United States patents, three pending non-provisional United States patent applications, eight foreign patents, and eleven pending foreign patent applications.

In addition, as of January 19, 2022, we solely own four issued United States patents, one pending non-provisional United States patent application, six pending foreign patent applications, and one pending United States provisional application. We intend to pursue, when possible, additional patent protection, including composition of matter, method of use and process claims related to AU-011.

Patent families

We license one patent family from LI-COR and one patent family from the NIH, co-own and license one patent family from Inserm, co-own two patent families with DHHS/NIH and have exclusive rights under a CRADA, and solely own two patent families, all of which are generally directed to the AU-011 product and related methods of use and production.

The first family, licensed from LI-COR, includes one issued United States patent. This patent includes claims directed to (1) fluorescent phthalocyanine dyes and (2) processes for making the dyes (e.g., the IRDye 700DX® dye molecules used in AU-011). This patent has a standard expiration date of October 23, 2023, subject to potential extensions.

The second family, licensed from NIH, includes four issued United States patents, one issued European patent, and one issued patent in each of Australia and Canada. Patents in this family include claims directed to (1) methods for inhibiting the proliferation of and/or killing cancer cells using a therapeutic agent formulated with a papilloma virus-like particle, (2) methods that include administering to a subject (e.g., a subject having a melanoma) a papilloma virus-like particle having a fluorescent dye and exposing the dye to an excitation wavelength of light, and (3) methods for detecting cancer cells using a papilloma virus-like particle having a detectable label. This patent has a standard expiration date of May 1, 2028, subject to potential extensions.

The third family, which we co-own with and license from Inserm, includes three issued United States patents, two issued European patents, an issued patent in each of Canada, Hong Kong, India and Japan. Patents in this family include claims directed to (1) a modified papillomavirus (HPV16) L1 protein having reduced immunogenicity relative to wild-type HPV16 L1 protein and an FG loop having the specific amino acid sequence that is present in AU-011, (2) nanoparticles comprising the modified L1 protein, (3) methods of using the modified L1 protein to deliver therapeutic agents, and/or (4) methods of producing nanoparticles comprising the modified L1 protein. This patent has a standard expiration date of July 24, 2029, subject to potential extensions.

The fourth patent family, which we own, includes four issued United States patents. Patents in this family include claims directed to (1) codon-optimized nucleic acids having the particular nucleotide sequence that encodes the modified papillomavirus (HPV16) L1 protein present in AU-011, (2) methods of producing nanoparticles that include the modified HPV16 L1 protein encoded by the codon-optimized nucleic acids, and (3) methods of using the nanoparticles that include the modified HPV16 L1 protein encoded by the codon-optimized nucleic acids to deliver a therapeutic agent to a subject having cancer. This patent has a standard expiration date of February 7, 2033, subject to potential extensions.

The fifth patent family, which we co-own with DHHS/NIH and have exclusive rights under a CRADA, includes three issued United States patents, one issued European patent, an issued patent in each of Australia, Canada, Hong Kong, Republic of Korea and Mexico, two issued patents in Japan, and two pending patent applications in the United States, and one pending patent application in each of Australia, Brazil, China and Europe. Patents in this family include claims directed to (1) tumor-targeting papilloma virus-like particles containing near infrared phthalocyanine dye molecules that become toxic or produce a toxic molecule upon light activation, (2) methods that include delivering the papilloma virus-like particles to an ocular tumor, and/or (3) methods of producing tumor-targeting bioconjugates that include the papilloma virus-like particles and near infrared phthalocyanine dye molecules. This patent has a standard expiration date of September 18, 2034, subject to potential extensions.

The sixth patent family, which we own, includes a pending patent application in each of the United States, Australia, Canada, China, Europe, Japan and Korea with claims directed to an ophthalmic composition that includes a near-isotonic solution of virus-like particle drug conjugates in suspension. Patents issuing from national stage applications based on this international application would have a standard expiration date of March 25, 2040, subject to potential extensions.

The seventh patent family, which we co-own with DHHS/NIH and have exclusive rights under a CRADA, includes a pending patent application in each of the United States, Australia, Brazil, Canada, China, Europe, Israel and Japan. Patent applications in this family include claims to a combination therapy that uses (1) tumor-targeting papillomavirus nanoparticles containing photosensitive molecules and (2) a checkpoint inhibitor. Patents issuing from this family would have a standard expiration date of April 11, 2038, subject to potential extensions.

The eighth patent family, which we own, includes a pending United States provisional application with claims directed to a method for treating a bladder tumor by administering a therapeutic agent to a region of the lamina propria of the bladder wall that is proximate to the bladder tumor. Patents issuing from applications claiming priority to this provisional application would have a standard expiration date of September 2042 (assuming an international PCT application claiming priority to this U.S. provisional application is filed in September 2022).

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics such as those we are developing. We, along with our vendors, collaboration partners, contract research organizations, or CROs, and contract manufacturers, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidate. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the United States, where we initially focused our product development, the FDA regulates biologics under the FDCA and the Public Health Service Act, or PHSA, and their implementing regulations. Biologics are also subject to other federal, state and local statutes and regulations. Our product candidate, AU-011, has not been approved by the FDA for marketing in the United States.

The process required by the FDA before any product candidates we develop are approved for therapeutic indications and may be marketed in the United States generally involves the following:

▪
completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with Good Laboratory Practice, or GLP, requirements;
▪
submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
▪
approval by an Institutional Review Board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;
▪
performance of adequate and well-controlled clinical trials in accordance with Good Clinical Practice, or GCP, requirements and other clinical trial-related regulations to establish the safety, purity and potency of the proposed biological product candidate for its intended purpose;
▪
preparation and submission to the FDA of a BLA after completion of all pivotal trials, accompanied by payment of FDA user fees;
▪
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
▪
satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the product will be produced to assess compliance with current Good Manufacturing Practice requirements, or cGMPs, to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency;
▪
potential FDA audit of the clinical trial sites that generated the data in support of the BLA; and
▪
FDA review and approval of the BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the biologic in the United States.

Preclinical and clinical trials for biologics

Before testing any drug or biologic in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulations and requirements, including GLP requirements for safety and toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data must be submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and it must become effective before clinical trials may begin. The central focus of an IND submission is on the protocol(s) for the initial clinical study and the general investigational plan. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product; chemistry, manufacturing and controls information; and any available human data or literature to support the use of the investigational product. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Some long-term preclinical testing may continue after the IND is submitted. Accordingly, submission of an IND may or may not result in FDA authorization to begin a trial. A separate protocol submission to an existing IND must also be made for each successive clinical trial conducted in the United States, each of which may begin following a 30 day period unless the FDA issues a clinical hold on the clinical trial.

The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol to be conducted in the United States, and any subsequent amendments to the protocol, must be submitted to the FDA as an amendment to the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted, or by a central IRB, to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable related to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about applicable clinical trials, including clinical trials results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website.

While we plan to conduct any international clinical trials under our INDs, a sponsor who wishes to conduct a clinical trial outside of the United States under its IND may need to obtain waivers for certain regulatory compliance requirements such as those requiring IRB review and approval. However, the FDA does not require that all foreign clinical trials be conducted under United States INDs. The FDA will accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials to evaluate therapeutic indications to support BLAs for marketing approval are typically conducted in three sequential phases, which phases may overlap or be conducted in combination.

▪
Phase 1—Phase 1 clinical trials involve initial introduction of the investigational product into healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, evaluate the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.
▪
Phase 2—Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
▪
Phase 3—Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of a BLA.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a BLA.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators fifteen days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human participants exposed to the biologic and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the biological characteristics of the product candidate and finalize a process for manufacturing the drug product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life and to identify appropriate storage conditions for the product candidate.

Expanded Access

Expanded access, sometimes called “compassionate use,” is the use of investigational products outside of intended clinical development to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. FDA regulations allow access to investigational products under an IND by the company or the treating physician for treatment purposes for the following expanded access requests: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the investigational product under a treatment protocol or treatment IND application. There is no requirement for a company to provide expanded access to its investigational product.

BLA Submission and Review by the FDA

We intend to seek data exclusivity or market exclusivity for our product candidates. Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of a biologics license application, or BLA. A BLA is a request for approval to market a new biologic for one or more specified indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity and potency of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.

In addition, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. A sponsor who is planning to submit a marketing application for a biological product that includes a new clinically active component, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (PSP) within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.

The FDA reviews all submitted BLAs before it accepts them for filing, and may request additional information rather than accepting the BLA for filing. The FDA must make a decision on accepting a BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure and potent and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA targets ten months from the filing date in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA filed for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority BLAs, and the review process is often extended by FDA requests for additional information or clarification.

Further, under PDUFA, as amended, each BLA must be accompanied by a user fee, and the sponsor of an approved BLA is also subject to an annual program fee. FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions may be available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA may refer an application for a biologic to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides a recommendation, for example, as to whether the biologic is sufficiently safe and efficacious in a given indication for a given population and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making marketing approval decisions.

Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition for approving the BLA to ensure that the benefits of the product outweigh its risks. The REMS could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk-minimization tools.

After evaluating the BLA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter will usually describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.

Even if the FDA approves a product, depending on the specific risk(s) to be addressed, the FDA may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Expedited development and review programs for biologics

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs and biologics to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, priority review and Accelerated Approval.

A new biologic is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed, meaning that the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

In addition, a new drug or biological product may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the biologic, alone or in combination with or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

Any product submitted to the FDA for approval, including a product with Fast Track or Breakthrough Therapy designation, may also be eligible for additional FDA programs intended to expedite the review and approval process, including priority review and Accelerated Approval. A product is eligible for priority review if it is intended to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (compared with ten months under standard review).

A product intended to treat serious or life-threatening diseases or conditions may receive Accelerated Approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than on irreversible morbidity or mortality which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

Accelerated Approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. The FDA may withdraw approval of a drug or biologic approved under Accelerated Approval if, for example, the sponsor fails to conduct the confirmatory trials in a timely manner or the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, unless otherwise informed by the FDA, the FDA currently requires, as a condition for Accelerated Approval, that all advertising and promotional materials that are intended for dissemination or publication within 120 days following marketing approval be submitted to the agency for review during the pre-approval review period, and that after 120 days following marketing approval, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

Fast Track designation, Breakthrough Therapy designation, priority review and Accelerated Approval do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval but may expedite the development or review process.

Post-approval requirements for biologics

Drugs and biologics manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe approved products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, including not only by company employees but also by agents of the company or those speaking on the company’s behalf, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties, including liabilities under the False Claims Act where products carry reimbursement under federal health care programs. Promotional materials for approved biologics must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may impose a number of post-approval requirements as a condition of approval of a BLA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug and biologics manufacturers and their subcontractors involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our contract manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual program fee for any marketed product. The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

▪
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
▪
safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
▪
mandated modification of promotional materials and labeling and issuance of corrective information;
▪
fines, warning letters, or untitled letters;
▪
holds on clinical trials;
▪
refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;
▪
product seizure or detention, or refusal to permit the import or export of products;
▪
injunctions or the imposition of civil or criminal penalties; and
▪
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs.

Orphan Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation, or ODD, to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with either a patient population of fewer than 200,000 individuals in the United States, or a patient population greater of than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States of that drug or biologic. ODD must be requested before submitting a BLA. After the FDA grants ODD, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has received ODD and subsequently receives the first FDA approval for a particular clinically active component for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years from the approval of the BLA, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of ODD are tax credits for certain research and a waiver of the BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received ODD. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Biosimilars and Exclusivity

The Patent Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and regulatory interpretation of the BPCIA remain subject to significant uncertainty.

Regulation of Combination Products in the United States

Certain products may be comprised of components, such as biologic components and device components, that would normally be regulated under different types of regulatory authorities, and by different centers at the FDA. These products are known as combination products. Specifically, under regulations issued by the FDA, a combination product may be:

▪
a product comprised of two or more regulated components that are physically, chemically, or otherwise combined or mixed and produced as a single entity;
▪
two or more separate products packaged together in a single package or as a unit and comprised of drug and device products, device and biological products, or biological and drug products;
▪
a drug, or device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, device or biological product where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be changed, e.g., to reflect a change in intended use, dosage form, strength, route of administration or significant change in dose; or
▪
any investigational drug, device or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device or biological product where both are required to achieve the intended use, indication or effect.

Under the FDCA and its implementing regulations, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The designation of a lead center generally eliminates the need to receive approvals from more than one FDA component for combination products, although it does not preclude consultations by the lead center with other components of FDA. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a biologic-device combination product is attributable to the biologic product, the FDA center responsible for premarket review of the biologic product would have primary jurisdiction for the combination product. The FDA has also established an Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office is responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute.

A combination product with a biologic primary mode of action generally would be reviewed and approved pursuant to FDA’s biologic approval processes. In reviewing the BLA application for such a product, however, FDA reviewers in the biologics center could consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. In addition, under FDA’s regulations, combination products are subject to applicable current GMP requirements for drugs, biologics and devices, including the Quality System regulations applicable to medical devices.

Other Regulatory Matters

Manufacturing, sales, promotion and other activities of product candidates following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare & Medicaid Services, or CMS, other divisions of the Department of Health and Human Services, or HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

Coverage and Reimbursement

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the DHHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

Further, due to the COVID-19 pandemic, millions of individuals have lost/will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our products. It is unclear what effect, if any, the American Rescue Plan will have on the number of covered individuals.

Factors payors consider in determining reimbursement are based on whether the product is:

▪
a covered benefit under its health plan;
▪
safe, effective and medically necessary;
▪
appropriate for the specific patient;
▪
cost-effective; and
▪
neither experimental nor investigational.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

Health Care Laws and Regulations

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation:

▪
the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
▪
the federal false claims and civil monetary penalties laws, including the False Claims Act and Civil Monetary Penalties Law, prohibit individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act;
▪
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
▪
the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the ACA require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report to HHS information related to physician (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) payments and other transfers of value and the ownership and investment interests of such physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include payments and other transfers of value made in the previous year to certain nonphysician providers, including physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives;
▪
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, as well as their covered subcontractors, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
▪
analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures; and
▪
state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts, and analogous foreign laws and regulations.

If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations and exclusion from participation in federal and state healthcare programs, and responsible individuals may be subject to imprisonment.

Health Care Legislative Updates

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs, and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the ACA was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Prior to the Supreme Court’s decision, President Biden issued an Executive Order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic.

Further, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, at the federal level, in a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Regulation in the European Union

Drug Development

In the European Union, our product candidates may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC, or the Directive, has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the Member State regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the national competent authority, or CA, and one or more independent ethics committees, or ECs. Under the current regime, all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the CA and ECs of the Member State where they occurred.

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, or the Regulation, which is set to replace the current Clinical Trials Directive 2001/20/EC. It is expected that the new Regulation will become fully applicable at the end of January 2022. The new Regulation will be directly applicable in all Member States (and so does not require national implementing legislation in each Member State), and aims at simplifying and streamlining the approval of clinical studies in the EU, for instance by providing for a streamlined application procedure via a single point and strictly defined deadlines for the assessment of clinical study applications.

We are in the process of applying to renew our status with EMA as a small and medium-sized enterprise, or SME. If we obtain SME status with EMA, it will provide access to administrative, regulatory and financial support, including fee reductions for scientific advice and regulatory procedures.

Much like the Anti-Kickback Statue prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to induce or reward improper performance generally is usually governed by the national anti-bribery laws of European Union Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.

Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Drug Review and Approval

In the European Economic Area, or EEA, which is comprised of the Member States of the European Union together with Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a marketing authorization, or MA. There are two types of marketing authorizations.

▪
The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and is valid throughout the entire territory of the EEA. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases, and we therefore consider our product candidates would fall within the mandatory scope of the centralized procedure. The centralized procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union. Under the centralized procedure the maximum timeframe for the evaluation of a MA application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MA application under the accelerated assessment procedure is of 150 days, excluding stop-clocks, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
▪
National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this national MA can be recognized in other Member States through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

As part of its marketing authorization process, the EMA may grant MAs for certain categories of medicinal products on the basis of less complete data than is normally required, where the benefit of immediate availability of the medicine outweighs the risk inherent in the fact that additional data are still required or in the interests of public health. In such cases, it is possible for the CHMP to recommend the granting of an MA, subject to certain specific obligations to be reviewed annually, which is referred to as a conditional marketing authorization. This may apply to medicinal products for human use that fall under the jurisdiction of the EMA, including those that aim at the treatment, the prevention, or the medical diagnosis of seriously debilitating or life-threatening diseases.

A conditional marketing authorization may be granted when the CHMP finds that, although comprehensive clinical data referring to the safety and efficacy of the medicinal product have not been supplied, all the following requirements are met:

▪
the risk-benefit balance of the medicinal product is positive;
▪
it is likely that the applicant will be in a position to provide the comprehensive clinical data post-authorization;
▪
unmet medical needs will be fulfilled; and
▪
the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data is still required.

The granting of a conditional marketing authorization is restricted to situations in which only the clinical part of the application is not yet fully complete. Incomplete preclinical or quality data may only be accepted if duly justified and only in the case of a product intended to be used in emergency situations in response to public health threats. Conditional marketing authorizations are valid for one year, on a renewable basis. The MA holder will be required to complete ongoing trials or to conduct new trials with a view to confirming that the benefit-risk balance is positive. In addition, specific obligations may be imposed in relation to the collection of pharmacovigilance data.

Compassionate Use

Compassionate use programs allow for the use of unauthorized medicines for a specific group of patients under strict conditions. The EMA provides recommendations on how a medicine should be used in a compassionate use program and the type of patient who may benefit from treatment, however the individual Member States implement their own rules in respect of the administration of such programs. Competent authorities of the Member States can also ask the EMA for an opinion on how to administer, distribute and use certain medicines for compassionate use.

Compassionate use programs are only available for a group of patients with a chronically or seriously debilitating disease or whose disease is considered to be life-threatening, and who cannot be treated satisfactorily by an authorized medicinal product. The medicinal product provided through a compassionate use program must either be the subject of an MA application or must be undergoing clinical trials.

New Chemical Entity Exclusivity

In the EEA, new chemical entities (including both small molecules and biological medicinal products), sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization, for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Orphan Designation and Exclusivity

In the EEA, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions with either (i) affect not more than 5 in 10,000 persons in the European Union, or (ii) where it is unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the necessary investment in its development. In each case, no satisfactory method of diagnosis, prevention or treatment of the condition must have been authorized (or, if such a method exists, the product in question would be of significant benefit to those affected by the condition).

In the EEA, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following marketing approval for the orphan product. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. During the period of market exclusivity, marketing authorization may only be granted to a “similar medicinal product” for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized product consents to a second orphan medicinal product application; or (iii) the marketing authorization holder for the authorized product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Pediatric Investigation Plan

In the EEA, companies developing a new medicinal product must agree upon a pediatric investigation plan, or PIP, with the EMA’s Pediatric Committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP (even where such results are negative) are eligible for six months’ supplementary protection certificate, or SPC, extension, provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

PRIME Designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the marketing authorization application will be made through the centralized procedure. Eligible products must target conditions for which where is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the European Union or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the EMA’s CHMP or Committee for Advanced Therapies are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the Member States. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MA applications must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conducting of additional clinical trials or post-authorization safety studies.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the European Union. Although general requirements for advertising and promotion of medicinal products are established under European Union directives, the details are governed by regulations in each Member State and can differ from one country to another.

Pricing and Reimbursement

In the European Union, pricing and reimbursement schemes vary widely from country to country. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of products in that context. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so-called health technology assessments) in order to obtain reimbursement or pricing approval.

The European Union provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union Member States may approve a specific price for a product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union Member States and parallel trade (arbitrage between low-priced and high-priced Member States) can further reduce prices. Special pricing and reimbursement rules may apply to orphan drugs. Inclusion of orphan drugs in reimbursement systems tend to focus on the medical usefulness, need, quality and economic benefits to patients and the healthcare system as for any drug. Acceptance of any medicinal product for reimbursement may come with cost, use and often volume restrictions, which again can vary by country. In addition, results-based rules of reimbursement may apply.

European Union Data Collection

The collection and use of personal data, including clinical trial data, in the European Economic Area, or the EEA, governed by the GDPR, which became effective May 25, 2018. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EU or the monitoring of the behavior of data subjects in the European Union. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, special provisions for “sensitive information” including health and genetic information of data subjects, mandatory data breach notification and “privacy by design” requirements and direct obligations on service providers acting as data processors. The GDPR also imposes strict rules and restrictions on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to 20 million euros or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to request deletion of personal information in certain circumstances, and claim material and non-material damages resulting from infringement of the GDPR.

Regulation in the United Kingdom

Brexit and the Regulatory Framework in the United Kingdom

The UK’s withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has created significant uncertainty concerning the future relationship between the UK and the EU. The impact of Brexit on the ongoing validity in the UK of current EU authorizations for medicinal products, whether granted through the centralized procedure, decentralized procedure or mutual recognition, and on the future process for obtaining marketing authorization for pharmaceutical products manufactured or sold in the UK remains uncertain. On December 24, 2020, the EU and UK reached an agreement in principle on the framework for their future relationship, the EU-UK Trade and Cooperation Agreement, or the Agreement. The Agreement primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. Although the body of the Agreement includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the Agreement. The Annex provides a framework for the recognition of GMP inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extended to procedures such as batch release certification. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a third country. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules. As part of the Agreement, the EU and the UK will recognize Good Manufacturing Practice (GMP) inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The Agreement also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release for a period of at least two years until January 1, 2023. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use. As regards marketing authorizations, Great Britain will have a separate regulatory submission process, approval process and a separate national MA. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the European Commission.

Clinical Trials

The UK has implemented Directive 2001/20/EC into national law through the Medicines for Human Use (Clinical Trials) Regulations 2004 (as amended), and therefore UK legislation currently is broadly aligned with the position in the European Union, where Member State regimes are derived from Directive 2001/20/EC. The extent to which the regulation of clinical trials in the UK will mirror the new European Union Regulation once that comes into effect is unknown at present.

Great Britain Marketing Authorizations

As a result of the Northern Irish Protocol, centralized European Union MAs will continue to be recognized in Northern Ireland. A separate MA is, however, required in order to place medicinal products on the market in Great Britain.

On January 1, 2021, all medicinal products with a current centralized MA were automatically converted to Great Britain MAs. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain MA. This is known as the EC Decision Reliance Procedure, or ECDRP. Under the ECDRP, submission of an MA application can be submitted to the MHRA at any time after the approval of a European Union MA; however, a delay in submission may affect the delivery of a decision within the specified timelines. Where a submission is made within five days of a positive opinion issued by the CHMP, the MHRA will aim to determine the Great Britain MA as soon as possible after European Commission approval, and by day 67 at the latest provided that the European Commission decision has been received.

The MHRA also offers a 150-day assessment timeline for all high quality applications for a UK, Great Britain or Northern Ireland MA. The 150-day timeline does not include a “clock-off” period which may occur if issues arise or points require clarification following an initial assessment of the application. Such issues should be addressed within a 60-day period, although extensions may be granted in exceptional cases.

Early Access to Medicines Scheme

The Early Access to Medicines Scheme, or EAMS, applies in relation to patients with life threatening or seriously debilitating conditions and aims to give such patients access to unauthorized medicines, when there is a clear unmet medical need. Under EAMS, the MHRA will undertake a two-step evaluation process of a medicine, which includes a promising innovative medicine designation (an indication that a product may be eligible for EAMS based on early clinical data) and a scientific opinion on the risks and benefits of the medicine based on data gathered from the patients who will benefit from the medicine. A positive EAMS scientific opinion is valid for one year (which can be renewed) and regular updates must be provided to the MHRA following such positive opinion.

Orphan Designation

Since January 1, 2021, a separate process for orphan drug designation to the European Union process has applied Great Britain. There is now no pre-marketing authorization orphan designation (as there is in the European Union) in Great Britain and the application for orphan designation will be reviewed by the MHRA at the time of an application for a UK or Great Britain MA. The criteria for orphan designation remain the same as in the European Union, save that they apply to Great Britain only (e.g. there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in Great Britain, as opposed to the European Union).

U.S. Data Privacy and Security Laws and Regulations

We collect, store, transmit and process sensitive and confidential data and information, including health information, and personal data. As we seek to expand our business, we are, and will increasingly become, subject to numerous state, federal and foreign laws, regulations, rules and government and industry standards relating to the collection, use, retention, security, disclosure, transfer and other processing of sensitive and personal information in the jurisdictions in which we operate. The regulatory framework for data privacy, data security and data transfers worldwide is rapidly evolving, and there has been an increasing focus on privacy and data protection issues.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of health information. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH Act), and their implementing regulations impose obligations on covered entities, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as business associates that provide services involving the use or disclosure of personal health information to or on behalf of covered entities. These obligations, such as mandatory contractual terms, relate to safeguarding the privacy and security of protected health information. Many states also have laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA. In addition, many states and foreign countries in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain of these laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other.

Employees and human capital resources

As of February 28, 2022, we had 52 full-time employees, of which 14 have M.D. (or its equivalent) Ph.D. or J.D. degrees. Within our workforce, 40 employees are engaged in research and development and 12 are engaged in business development, finance, legal and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of equity-based compensation awards in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully read and consider all of the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and related notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations and future prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

Risks Related to Our Financial Position, and Additional Capital Needs

We have incurred significant net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Our net losses were $35.3 million and $22.2 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $152.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly as we continue clinical development for AU-011 and continue to discover and develop additional product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates. Disruptions in financial markets in general or more recently due to the COVID-19 pandemic may make equity and debt financings more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. To the extent that we raise additional capital through the sale of equity or convertible preferred stock, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to commercialize AU-011 if and when approved and develop our product candidates.

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

AU-011 is a novel biologic for which the intended use requires activation by a laser, which is regulated as a medical device. We plan to file a single BLA for the review and approval of this combination in our initial target indication of indeterminate lesions and small choroidal melanoma, but subsequent indications and delivery systems may require different or additional applications for marketing authorization. In addition, consistent with recent FDA guidance as seen with the approval of Xipere, Clearside Biomedical’s SCS Microinjector® is also expected to be regulated as a medical device and suprachoroidal administration of AU-011 with this device is expected to constitute a combination product. As such, we may also include the SCS Microinjector in our BLA. There may be additional regulatory risks for biologic-device combination products. We may experience delays in obtaining regulatory approval of AU-011 given the increased complexity of the review process when approval of the product and a delivery device is sought under a single marketing application. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device. Devices are subject to the FDA design control device requirements which comprise among other things, design verification, design validation, and testing to assess performance, cleaning, and robustness. Delays in or failure of the studies conducted by us, or failure of our company, our collaborators, if any, or our third-party providers or suppliers to maintain compliance with regulatory requirements could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in AU-011 reaching the market.

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
▪
reporting of the preliminary results of any of our clinical trials; and
▪
factors we may not be able to control, including the impacts of the ongoing COVID-19 pandemic, that may limit patients, principal investigators or staff or clinical site availability.

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

Our product development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our future clinical trials will begin as planned, or whether any of our current or future clinical trials will need to be restructured or will be completed on schedule, if at all. Significant preclinical study or clinical trial delays, including those caused by the ongoing COVID-19 pandemic, also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may significantly harm our business, operating results, financial condition and prospects.

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

We may seek accelerated approval of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

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

AU-011 and any other product candidates that we may develop may compete with other product candidates and products for access to manufacturing facilities. Additionally, three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and one of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time-consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or on terms acceptable to us. Our current and anticipated future dependence upon others for the manufacture of AU-011 or any other future product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The COVID-19 pandemic continues to evolve, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the ongoing COVID-19 pandemic impacts our operations or those of our third party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, the emergence of new variants that may be more severe or contagious, acceptance of vaccines and the actions of government authorities, health systems, and private companies to contain the spread of COVID-19 or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical or clinical trial operations in the United States, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Additionally, timely enrollment in planned clinical trials is dependent upon clinical trial sites which could be adversely affected by global health matters, such as pandemics. Some factors from the ongoing COVID-19 pandemic that will delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

▪
the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our prospective clinical trials;
▪
limitations on travel that could interrupt key trial and business activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, as well as any government-imposed travel restrictions or quarantines or employer-required isolation requirements that will impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, a loss of face-to-face meetings and other interactions with potential partners, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;
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

We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring certain of our employees to work remotely, suspending all non-essential travel worldwide for our employees and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business. We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the SEC, or the FDA. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

In the ordinary course of our business, we may collect, store and transmit confidential information, including intellectual property, proprietary business information and personal information (including health information). It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. We also have outsourced certain of our operations to third parties, and as a result we manage a number of third parties who have access to our information. Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyberattacks by sophisticated nation-state and nation-state supported actors or by malicious third parties (including the deployment of harmful malware (such as malicious code, viruses and worms), natural disasters, global pandemics, fire, terrorism, war and telecommunication and electrical failures, fraudulent activity, as well as security incidents from inadvertent or intentional actions (such as error or theft) by our employees, contractors, consultants, business partners, and/or other third parties, phishing attacks, ransomware, denial-of-service attacks, social engineering schemes and other means that affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure as well as lead to unauthorized access, disclosure or acquisition of information. Cyberattacks are increasing in their frequency, sophistication and intensity. The techniques used to sabotage or to obtain unauthorized access to our information technology systems or those upon whom we rely on to process our information change frequently, and we may be unable to anticipate such techniques or implement adequate preventative measures or to stop security incidents in all instances. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our information technology systems, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss.

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

Foreign data protection laws, such as, without limitation, the EU’s GDPR and the EU member state implementing legislation, may also apply to health-related and other personal data that we process, including, without limitation, personal data relating to clinical trial participants. European data protection laws impose strict obligations on the ability to process health-related and other personal data of European data subjects, including in relation to security (which requires the adoption of administrative, physical and technical safeguards designed to protect such information), collection, use and transfer or personal data. European data protection laws may affect our use, collection, analysis, and transfer (including cross-border transfer) of such personal data. These include, without limitation, several requirements relating to transparency related to communications with data subjects regarding the processing of their personal data, obtaining the consent of the individuals to whom the personal data relates, limitations on the retention of personal data, increased requirements pertaining to health data, establishing a legal basis for processing, notification of data processing obligations or security incidents to the competent national data protection authorities and/or data subjects, the security and confidentiality of the personal data, various rights that data subjects may exercise with respect to their personal data, and strict rules and restrictions on the transfer of personal data outside of Europe (including from the European Economic Area (EEA), Switzerland and United Kingdom (UK).

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

We or the third parties upon whom we depend on may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

Based on the beneficial ownership of our common stock as of December 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 60.8% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Our gross operating losses and tax credits may also be impaired or restricted under state law. As of December 31, 2021, we had federal gross operating loss carryforwards of approximately $138.7 million, and state gross operating loss carryforwards of $113.6 million. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating the U.S. federal and state taxable income. As a result, the amount of the gross operating loss and tax credit carryforwards presented in our financial statements could be limited and may expire unutilized. Under current law, unused U.S. federal gross operating loss carryforwards generated in taxable years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. For taxable years beginning after December 31, 2020, however, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in such taxable years.

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

Our fourth amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our Board of Directors (the "Board") that our stockholders might consider favorable. Some of these provisions include:

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

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the current COVID-19 pandemic has caused significant volatility and uncertainty in the U.S. and international markets. See “Risks Related to our Business and Industry—The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.” In addition, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that may be initiated by nations including the U.S., the
European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. A severe or prolonged economic downturn or political unrest could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a “smaller reporting company” until (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of the prior June 30. If we are a “smaller reporting company” at the time we cease to be an “emerging growth company,” we may continue to rely on exemptions from certain disclosure requirements that are available to “smaller reporting companies.” Specifically, as a “smaller reporting company” we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, “smaller reporting companies” have reduced disclosure obligations regarding executive compensation.

The market price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock is highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, you may not be able to sell their common stock at or above the price you paid for your common stock. The market price for our common stock may be influenced by many factors, including the other risks described in the section of this Annual Report on Form 10-K entitled “Risk Factors” and the following:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Cambridge, Massachusetts, where we lease and occupy approximately 14,354 square feet of office space at 85 Bolton St, Cambridge, MA 02140. The current term of our Cambridge lease expires in July 2023.

We believe that our facilities are adequate for our current needs and for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space. We believe that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Item 3. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of December 31, 2021, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Market since November 3, 2021. Our common stock trades under the symbol “AURA”.

Holders of record

As of March 21, 2022, we had approximately 132 stockholders of record for our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid cash dividends on our capital stock. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Stock performance graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange act, and are not required to provide a performance graph.

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

Use of Proceeds from Initial Public Offering of Common Stock

On November 2, 2021, the Company completed its initial public offering, or the IPO, in which it issued and sold 5,400,000 shares of its common stock at a public offering price of $14.00 per share. The Company received net proceeds from the IPO of $67.8 million, after deducting underwriters’ discounts, commissions and offering-related costs. In connection with the IPO, the Company granted the underwriters a 30-day option to purchase an additional 810,000 shares. On November 8, 2021, the underwriters exercised the option in full and the Company issued 810,000 shares of common stock for aggregate net proceeds of $10.5 million after deducting underwriter discounts and commissions of $0.8 million.

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

Issuer purchaser of equity securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data”. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.”

Overview

We are a clinical-stage biotechnology company leveraging our novel targeted oncology platform to develop a potential new standard of care across multiple cancer indications, with an initial focus on ocular and urologic oncology. Our proprietary platform enables the targeting of a broad range of solid tumors using Virus-Like Particles, or VLPs, that can be conjugated with drugs or loaded with nucleic acids to create Virus-Like Drug Conjugates, or VDCs. Our VDCs are largely agnostic to tumor type and can recognize a surface marker, known as heparan sulfate proteoglycans, or HSPGs, that are specifically modified and broadly expressed on many tumors. AU-011, our first VDC candidate, is being developed for the first line treatment of primary choroidal melanoma, a rare disease with no drugs approved. We have completed a Phase 1b/2 trial using intravitreal administration that has demonstrated a statistically significant growth rate reduction in patients with prior active growth and high levels of tumor control with visual acuity preservation in a majority of patients, as assessed using clinical endpoints in alignment with the feedback from U.S. Food and Drug Administration, or the FDA. These data supported advancement into a Phase 2 dose escalation trial, where we are currently evaluating suprachoroidal, or SC, administration of AU-011. We plan to present six to twelve month safety and efficacy data from this trial in 2022 and, take a decision on the route of administration to, initiate a pivotal trial in the second half of 2022. We are also developing AU-011 for additional ocular oncology indications and plan to file an IND in the United States in the second half of 2022 for choroidal metastases. Leveraging our VDCs’ broad tumor targeting capabilities, we also plan to initiate a Phase 1a trial in non-muscle invasive bladder cancer, or NMIBC, our first non-ophthalmic solid tumor indication, in the second half of 2022 and present Phase 1a data from this trial in 2023.

We were incorporated as a Delaware corporation in 2009 and our headquarters are located in Cambridge, Massachusetts. Since our inception, we have focused our efforts on identifying and developing potential product candidates, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, conducting discovery, research and development activities and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue to date. We have funded our operations primarily through the sale of convertible preferred stock, common stock, and warrants. From inception through December 31, 2021, we have raised an aggregate of approximately $218.6 million of gross proceeds primarily from private placements of our equity and convertible preferred stock as well as through the issuance of our common stock. In November 2021, we issued and sold 6,210,000 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $14.00 per share for aggregate gross proceeds of $86.9 million in our IPO. We received approximately $78.3 million in net proceeds after deducting underwriting discounts, commissions and offering expenses.

We have incurred significant operating losses in every year since our inception in 2009 and have not generated any revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $35.3 million and $22.2 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $152.1 million. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical studies and clinical trials of our product candidates. In addition, we incur additional costs associated with operating as a public company. We expect that our expenses and capital requirements will increase substantially if and as we:

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

As of December 31, 2021, we had cash and cash equivalents of $149.1 million. In November 2021, we issued and sold 6,210,000 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $14.00 per share for aggregate gross proceeds of $86.9 million in our IPO. We received approximately $78.3 million in net proceeds after deducting underwriting discounts, commissions and offering expenses. We believe that the net proceeds from the IPO, together with our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources” below.

Impact of the COVID-19 Pandemic

The ongoing COVID-19 pandemic continues to present substantial public health and economic challenges around the world, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures.

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

Beyond the impact on our pipeline, the extent to which COVID-19 ultimately impacts our business, results of operations and financial condition will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the emergence of new variants, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain COVID-19 or treat its impact, including vaccination campaigns, among others. If we or any of the third parties with whom we engage, however, were to experience any additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition. Although to date, our business has not been materially impacted by COVID-19, it is possible that our clinical development timelines could be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations. See Item 1A “Risk Factors” of this Annual Report on Form 10-K for a discussion of the potential adverse impact of the COVID-19 pandemic on our business, financial condition and results of operations.

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

Other Income (Expense)

Our other income (expense) consists of changes in the fair value of our warrant liability, gain/loss on disposal of fixed assets, and interest income on our invested cash balances.

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to the uncertainty of realizing a benefit from those items. As of December 31, 2021, we had federal gross operating loss carryforwards of approximately $138.7 million which may be available to offset future taxable income, of which $44.2 million begin to expire in 2029 and go through 2037 and $94.5 million do not expire. The state gross operating loss carryforwards of $113.6 million, which may be available to offset future taxable income and which would begin to expire in 2030. As of December 31, 2021, we had federal and state research and experimentation credit carryforwards of $4.7 million and $1.4 million, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2029 and 2028, respectively. Due to the degree of uncertainty related to the ultimate use of the deferred tax assets, we have fully reserved these tax benefits, as the determination of the realization of the deferred tax benefits was not determined to be more likely than not.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$25,161	$18,042	$7,119
General and administrative	10,089	4,164	5,925
Total operating expenses	35,250	22,206	13,044
Loss from operations	(35,250)	(22,206)	(13,044)
Other income (expense):
Change in fair value of warrant liability	(11)	3	(14)
Interest income (expense), including amortization of discount	13	(3)	16
Loss from disposal of assets	(3)	—	(3)
Total other expense	(1)	—	(1)
Net loss and comprehensive loss	$(35,251)	$(22,206)	$(13,045)

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020	Change
	(in thousands)
Preclinical	$1,548	$2,211	$(663)
Clinical trials	3,417	3,057	360
Manufacturing development	8,070	4,965	3,105
Personnel/overhead expenses	12,126	7,809	4,317
Total research and development expenses	$25,161	$18,042	$7,119

Research and development expenses increased to $25.2 million for the year ended December 31, 2021, from $18.0 million for the year ended December 31, 2020, primarily due to ongoing manufacturing development costs for AU-011 and higher personnel expenses from growing headcount due to the progression of clinical trials.

General and Administrative Expenses

General and administrative expenses increased to $10.1 million for the year ended December 31, 2021, from $4.2 million for the year ended December 31, 2020, due to an increase in personnel expenses due to an increase in headcount, as well as general increases in audit, legal, consulting, insurance, regulatory, and facilities expenses related to operating as a public company.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of convertible preferred stock, and common stock. Through December 31, 2021, we have raised an aggregate of approximately $218.6 million of gross proceeds primarily from private placements of our equity and convertible preferred stock and warrants, as well as through the issuance of our common stock. In November 2021, we issued and sold a total of 6,210,000 shares in our IPO of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $14.00 per share for aggregate gross proceeds of $86.9 million. We received approximately $78.3 million in net proceeds after deducting underwriting discounts, commissions and offering expenses.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(32,410)	$(24,321)
Net cash used in investing activities	(2,125)	(771)
Net cash provided by financing activities	166,259	10,036
Net increase (decrease) in cash, cash equivalents, and restricted cash	$131,724	$(15,056)

Operating Activities

During the year ended December 31, 2021, net cash used in operating activities was $32.4 million, primarily due to our net loss of $35.3 million and increase in prepaid expenses and other assets related to clinical trials, partially offset by the non-cash charge related to stock compensation expense, an increase in accrued expenses and other liabilities related to personnel expenses, and clinical trials and increase in accounts payable related to the timing of vendor invoicing and payments.

During the year ended December 31, 2020, net cash used in operating activities was $24.3 million, primarily due to our net loss of $22.2 million and decreases in accrued expenses and other liabilities related to personnel expenses and clinical trials as well as decrease in accounts payable related to the timing of vendor invoicing and payments.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2021 and 2020 was $2.1 million and $0.8 million, respectively, due to purchases of property and equipment.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $166.3 million from the net proceeds from the IPO, the sale of Series E convertible preferred stock, the second tranche of the Series D-2 convertible preferred stock, and proceeds from stock options exercises.

During the year ended December 31, 2020, net cash provided by financing activities was $10.0 million from the net proceeds from the sale of Series D-2 convertible preferred stock and proceeds from stock options exercises.

Funding Requirements

Our plan of operation is to continue implementing our business strategy, continue research and development of AU-011 and any other product candidates we may acquire or develop and continue to expand our research pipeline and our internal research and development capabilities. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our current and future product candidates. In addition, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or terminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. As of December 31, 2021, we had cash and cash equivalents of $149.1 million. Based on our research and development plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations from the sale of additional equity or debt financings, or other capital which comes in the form of strategic collaborations, licensing, or other arrangements. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, or at all. If we raise additional funds through the issuance of equity or convertible preferred stock, it may result in dilution to our existing stockholders. Debt financing or preferred equity financing, if available, may result in increased fixed payment obligations, and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations.

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

Material Cash Requirements

The following table summarizes our contractual obligations and commitments as of December 31, 2021.

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments(1)	$1,002	$625	$377	$—	$—
Total	$1,002	$625	$377	$—	$—

(1)
Amounts in the table above reflect payments due for our lease of office space in Cambridge, Massachusetts that expires July 2023.

Except as disclosed in the table above, we have no long-term debt or finance leases and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase-order basis. We enter into contracts in the normal course of business with equipment and reagent vendors, CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not included in the preceding table as the amount and timing of such payments are not known.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in greater detail in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation

We account for our stock-based compensation as expense in the consolidated statements of operations and comprehensive loss based on the awards’ grant date fair values. We account for forfeitures as they occur by reversing any expense recognized for unvested awards.

We estimate the fair value of options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to us, including stage of product development and life science industry focus. We use the simplified method as allowed by the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. The fair value of stock-based payments is recognized as expense over the requisite service period which is generally the vesting period. In the periods prior to the IPO, the determination of fair value of our common stock required significant judgment. In the periods following the IPO, the fair value of our common stock is determined based on the quoted market price of our common stock.

Prior to our IPO, there was no public market for our common stock, and consequently, the estimated fair value of our common stock was determined by our Board of Directors as of the date of each option grant, with input from management, considering third-party valuations of our common stock as well as our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation through the date of the grant.

Recent Accounting Pronouncements

See Note 2 in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our consolidated financial statements. Other than as disclosed in our consolidated financial statements, we do not expect that any recently issued accounting standards will have a material impact on our consolidated financial statements or will otherwise apply to our operations.

Emerging Growth Company and Smaller Reporting Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits that an “emerging growth company” may take advantage of the extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act. However, we did early adopt ASU No. 2016-02, Leases (Topic 842) effective January 1, 2021 as disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K . Accordingly, our consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. The JOBS Act also exempts us from having to provide an auditor attestation of internal control over financial reporting under Sarbanes-Oxley Act Section 404(b).

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million.

If we are a smaller reporting company at the time we cease to be an EGC, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to EGCs, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivity, which is affected by changes in the general level of the U.S interest rates. As of December 31, 2021, our cash and cash equivalents of $149.1 million included $24.1 million of money market funds that invest in the U.S. Treasury obligations and government funds with commercial banks and financial institutions. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates but is minimal. We have not entered into investments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2021.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2021, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of these limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered public accounting firm will not be required to opine on our internal control over financial reporting until we are no longer an emerging growth company.

Item 9B. Other Information.

2022 Annual Stockholder Meeting

The Company currently plans to hold its 2022 Annual Meeting of Stockholders (the “Annual Meeting”) on June 15, 2022 at 10:30 a.m. local time virtually. Pursuant to the provisions of the Company’s Bylaws, for any stockholder to propose business (other than pursuant to and in compliance with Exchange Act Rule 14a-8) or make a nomination before the annual meeting, the stockholder must have given timely notice in writing to the secretary and any such nomination or proposed business must constitute a proper matter for stockholder action. Under the Company’s Bylaws, to be timely, a stockholder’s notice must be received by the secretary at the principal executive offices of the Company later than the close of business on the 90th day before the 2022 Annual Meeting nor earlier than the close of business on the 10th day following the day on which public announcement of the date of 2022 Annual Meeting is first made by the Company. Because the Company did not hold an annual meeting last year, the Company has determined that the date by which stockholders must deliver such notice for the purposes of the 2022 Annual Meeting is April 2, 2022, which is 10 days after the filing of this Annual Report on Form 10-K. Pursuant to Rule 14a-8, for a stockholder to submit a proposal for inclusion in the Company’s proxy materials for the 2022 Annual Meeting, the stockholder must comply with the requirements set forth in Rule 14a-8 including with respect to the subject matter of such proposal and must deliver the proposal and all required documentation to the Company a reasonable time before the Company begins to print and send its proxy materials for the meeting. For the purposes of the 2022 Annual Meeting of Stockholders, the Company has determined that April 18, 2022 is a reasonable time before the Company plans to begin printing and mailing its proxy materials. The public announcement of an adjournment or postponement of the 2022 Annual Meeting date will not commence a new time period (or extend any time period) for giving such notice under the Company’s Bylaws or submitting a proposal pursuant to Rule 14a-8.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the consolidated financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description
3.1*	Tenth Amended and Restated Certificate of Incorporation of Registrant
3.2*	Amended and Restated Bylaws of Registrant
4.1*	Description of Securities
4.2	Fifth Amended and Restated Investors’ Rights Agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021)
10.1#

2009 Amended and Restated Stock Option and Restricted Stock Plan, and form of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-8 (File No. 333-260589) filed on October 29, 2021)

10.2#

2018 Equity Incentive Plan, and form of award agreements thereunder (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)

10.3#

2021 Stock Option and Incentive Plan, and form of award agreements thereunder (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)

10.4#	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)
10.5#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)
10.6#	Senior Executive Cash Bonus Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)
10.7#

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)

10.8#

Employment Agreement between the Registrant and Elisabet de los Pinos, dated January 1, 2015, as amended on October 13, 2017 (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)

10.9#

Employment Offer Letter between the Registrant and Julie Feder, dated August 10, 2018 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)

10.10#

Employment Offer Letter between the Registrant and Cadmus Rich, dated October 14, 2017 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)

10.11†

Exclusive Patent License Agreement with the National Institutes of Health, dated September 3, 2013 as amended (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021)

10.12†

Exclusive License and Supply Agreement with LI-COR, Inc., dated January 31, 2014, as amended (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021)

10.13†

License Agreement with Clearside Biomedical, Inc., dated July 3, 2019 (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021)

10.14

Lease Agreement with Bolton Street Partners, LLC, dated June 9, 2011, as amended (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021)

21.1*	List of Subsidiaries of Registrant

23.1*	Consent of Ernst & Young, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aura Biosciences, Inc.

Date: March 23, 2022	By:	/s/ Elisabet de los Pinos
Elisabet de los Pinos
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Elisabet de los Pinos	President and Chief Executive Officer	March 23, 2022
Elisabet de los Pinos

/s/ Julie Feder	Chief Financial Officer	March 23, 2022
Julie Feder

/s/ David Johnson	Chairman of the Board of Directors	March 23, 2022
David Johnson

/s/ Giovanni Mariggi	Director	March 23, 2022
Giovanni Mariggi

/s/ Antony Mattessich	Director	March 23, 2022
Anthony Mattessich

/s/ Raj Parekh	Director	March 23, 2022
Raj Parekh

/s/ Sapna Srivastava	Director	March 23, 2022
Sapna Srivastava

/s/ Karan Takhar	Director	March 23, 2022
Karan Takhar

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aura Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aura Biosciences, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Boston, Massachusetts

March 23, 2022

Aura Biosciences, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$149,063	$17,393
Restricted cash and deposits	23	19
Prepaid expenses and other current assets	4,618	1,043
Total current assets	153,704	18,455
Restricted cash and deposits, net of current portion	125	75
Right of use assets - operating lease	950	—
Property and equipment, net	5,251	3,574
Total Assets	$160,030	$22,104
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	2,401	611
Short-term operating lease liability	615	—
Accrued expenses and other current liabilities	4,256	2,050
Total current liabilities	7,272	2,661
Deferred rent	—	8
Long-term operating lease liability	360	—
Warrant liability	83	72
Total Liabilities	7,715	2,741
Commitments and Contingencies (Note 12)
Convertible preferred stock (Note 7)	—	128,076
Stockholders’ Equity (Deficit):
Common stock, $0.00001 par value, 150,000,000 and 232,697,999 authorized at December 31, 2021, and December 31, 2020, and 29,211,643 and 381,123 shares issued and outstanding at December 31, 2021, and December 31, 2020, respectively	—	—
Additional paid-in capital	304,452	8,173
Accumulated deficit	(152,137)	(116,886)
Total Stockholders’ Equity (Deficit)	152,315	(108,713)
Total Liabilities, Convertible Preferred Stock, and Stockholders’ Deficit	$160,030	$22,104

The accompanying notes are an integral part of these consolidated financial statements.

Aura Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands except for share and per share data)

	Year Ended December 31,
	2021	2020
Operating Expenses:
Research and development	25,161	18,042
General and administrative	10,089	4,164
Total operating expenses	35,250	22,206
Total operating loss	(35,250)	(22,206)
Other income (expense):
Change in fair value of warrant liability	(11)	3
Interest income (expense), including amortization of discount	13	(3)
Loss on disposal of assets	(3)	—
Total other expense	(1)	—
Net loss and comprehensive loss	$(35,251)	$(22,206)
Net loss attributable to common stockholders—basic and diluted (Note 13)	$(46,193)	$(30,132)
Net loss per share attributable to common stockholders—basic and diluted	(8.95)	(82.06)
Weighted average common stock outstanding—basic and diluted	5,159,973	367,204

The accompanying notes are an integral part of these consolidated financial statements.

Aura Biosciences, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible Preferred Stock																Additional		Total
	Series A		Series A-1		Series A-2		Series B		Series C-1 and C-2		Series D-1 and D-2		Series E		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2019	1,701,141	$3,368	3,298,732	$7,837	4,324,998	$5,373	22,531,819	$20,806	91,327,903	$41,099	57,878,742	$39,686	—	$—	340,591	$-	$7,274	$(94,680)	$(87,406)
Issuance of Series D convertible preferred stock, net of issuance costs of $93	—	—	—	—	—	—	—	—	—	—	14,469,710	9,907	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	736	—	736
Stock options exercises	—	—	—	—	—	—	—	—	—	—	—	—	—	—	40,532	—	163	—	163
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(22,206)	(22,206)
Balance, December 31, 2020	1,701,141	$3,368	3,298,732	$7,837	4,324,998	$5,373	22,531,819	$20,806	91,327,903	$41,099	72,348,452	$49,593	—	$—	381,123	$-	$8,173	$(116,886)	$(108,713)
Issuance of Series D convertible preferred stock, net of issuance costs of $18	—	—	—	—	—	—	—	—	—	—	10,128,771	6,982	—	—	—	—	—	—	—
Issuance of Series E convertible preferred stock, net of issuance costs of $237	—	—	—	—	—	—	—	—	—	—	—	—	102,671,041	80,246	—	—	—	—	—
Issuance of common stock - as a result of IPO, net of issuance costs $8,620	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,210,000	—	78,320	—	78,320
Conversion of convertible preferred stock to common stock upon closing of IPO	(1,701,141)	(3,368)	(3,298,732)	(7,837)	(4,324,998)	(5,373)	(22,531,819)	(20,806)	(91,327,903)	(41,099)	(82,477,223)	(56,575)	(102,671,041)	(80,246)	22,550,561	—	215,304	—	215,304
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,307	—	2,307
Stock options exercises	—	—	—	—	—	—	—	—	—	—	—	—	—	—	69,959	—	348	—	348
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(35,251)	(35,251)
Balance, December 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	29,211,643	$-	$304,452	$(152,137)	$152,315

The accompanying notes are an integral part of these consolidated financial statements.

Aura Biosciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(35,251)	$(22,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	831	831
Change in fair value of warrant liability	11	(3)
Stock-based compensation expense	2,307	736
Gain on disposal of property and equipment	3	—
Operating lease expense	4	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,575)	(165)
Accounts payable	1,054	(1,721)
Accrued expenses and other liabilities	2,206	(1,793)
Net cash used in operating activities	(32,410)	(24,321)
Cash flows from investing activities:
Purchases of property and equipment	(2,125)	(771)
Net cash used in investing activities	(2,125)	(771)
Cash flows from financing activities:
Proceeds from issuance of common stock upon IPO, net of issuance costs	78,697	—
Proceeds from exercise of stock options	349	163
Proceeds from issuance of Series E convertible preferred stock, net of issuance costs	80,246	—
Proceeds from issuance of Series D convertible preferred stock, net of issuance costs	6,982	9,907
Other	(15)	(34)
Net cash provided by financing activities	166,259	10,036
Net increase (decrease) in cash, cash equivalents and restricted cash	131,724	(15,056)
Cash, cash equivalents and restricted cash at beginning of period	17,487	32,543
Cash, cash equivalents and restricted cash at end of period	$149,211	$17,487
Supplemental disclosure of cash flow information:
Purchases of property and equipment in accounts payable and accrued expenses and other liabilities	$386	$—
Initial measurement of operating lease right-of-use assets and liabilities	$536	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$516	$—
Remeasurement of operating lease right-of-use assets and liabilities for lease modification	$390	$—
Deferred offering costs in accounts payable	$377	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	Year ended December 31,
	2021	2020
Cash and cash equivalents, end of period	$149,063	$17,393
Short-term restricted cash, end of period	23	19
Long-term restricted cash, end of period	125	75
Cash, cash equivalents and restricted cash at end of period	$149,211	$17,487

The accompanying notes are an integral part of these consolidated financial statements.

Aura Biosciences, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

Aura Biosciences, Inc. (the “Company” or “Aura”) is a clinical-stage biotechnology company leveraging its novel targeted oncology platform to develop a potential new standard of care across multiple cancer indications, with an initial focus on ocular and urologic oncology. Within these consolidated financial statements, unless the context otherwise requires, references to the Company or Aura refer to Aura Biosciences, Inc. The Company’s proprietary platform enables the targeting of a broad range of solid tumors using Virus-Like Particles, or VLPs, that can be conjugated with drugs or loaded with nucleic acids to create Virus-Like Drug Conjugates, or VDCs. The Company’s VDCs are largely agnostic to tumor type and can recognize a surface marker, known as HSPGs, that are specifically modified and more broadly expressed on many tumors. The Company is developing AU-011, its first VDC product candidate for the first line treatment of primary choroidal melanoma, a rare disease with no drugs approved. The Company is also developing AU-011 for additional ocular oncology indications and in non-muscle invasive bladder cancer. Aura’s team combines expertise in cancer cell biology, ophthalmology, and targeted therapies together with experience in the development and commercialization of orphan products for significant unmet medical needs. Aura’s headquarters are located in Cambridge, Massachusetts.

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

Reverse Stock Split

On October 22, 2021, the Company effected a reverse stock split of the Company’s common stock on a 1-for-13.7 basis, or the Reverse Stock Split. In connection with the Reverse Stock Split, the conversion ratio for the Company’s convertible preferred stock was proportionately adjusted such that the common stock issuable upon conversion of such preferred stock was decreased in proportion to the Reverse Stock Split. Accordingly, all common stock share and per share amounts, for all periods presented in these consolidated financial statements, have been retroactively adjusted, to reflect this reverse stock split and adjustment of the convertible preferred stock conversion ratios.

Initial Public Offering

On November 2, 2021, the Company completed its initial public offering or the IPO, in which it issued and sold 6,210,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $14.00 per share for aggregate gross proceeds of $86.9 million. The Company received approximately $78.3 million in net proceeds after deducting underwriting discounts, commissions and offering expenses.

Liquidity and Going Concern

Through December 31, 2021, the Company has funded its operations primarily with proceeds from the initial closing and additional closings of its convertible preferred stock financings, through its license agreements, and through its IPO. On November 2, 2021, the Company completed its IPO, in which it issued and sold 6,210,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $14.00 per share for aggregate gross proceeds of $86.9 million. The Company received approximately $78.3 million in net proceeds after deducting underwriting discounts, commissions and offering expenses. The Company has incurred recurring losses and negative operating cash flows from operations since its inception, including net losses of $35.3 million and $22.2 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had cash and cash equivalents of $149.1 million and an accumulated deficit of $152.1 million. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these consolidated financial statements for the year ended December 31, 2021, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include those accounts of the Company and its subsidiaries after elimination of all intercompany accounts and transactions.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include the fair value of stock-based compensation and accrued research and development costs. Management bases its estimates on historical experience and on various other market-specific relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Segment Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment operating exclusively in the United States.

Cash and Restricted Cash

Cash consists of standard checking accounts. As of December 31, 2021 and 2020, the restricted cash account is comprised of a $0.1 million security deposit held by the lessor for the Company’s facility lease, and a $0.02 million deposit that is collateral for the Company’s corporate credit card.

Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds that invest in U.S. Treasury obligations and government funds with commercial banks and financial institutions.

Fair Value Measurements

Accounting Standards Codification 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs).

Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:

▪
Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
▪
Level 2—Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
▪
Level 3—Inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Upon sale or retirement, the cost and accumulated depreciation is eliminated from their respective accounts and the resulting gain or loss is included in income or loss for the period. Repair and maintenance expenditures are charged to expense as incurred. The estimated useful lives of the Company’s respective assets are as follows:

Estimated Useful Life
Leasehold improvements	2 years
IT equipment	3 years
Laboratory equipment	5 years
Office furniture	7 years

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated in accordance with the above guidelines once placed into service. Upon retirement or disposal of property and equipment, the cost and related accumulated depreciation are removed from the consolidated balance sheet and any gain or loss is reflected in the consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

The Company reviews all long-lived assets for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be unrecoverable, the impairment recognized is measured by the difference between the estimated fair value of the asset and its carrying value. The Company did not recognize any material impairments during the years ended December 31, 2021 or 2020.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits, facilities costs, depreciation, third-party license fees, and external costs of outside vendors engaged to conduct preclinical development activities and clinical trials as well as to manufacture research and development materials. The Company accrues costs for clinical trial activities and contract manufacturers based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations, clinical study sites, contract manufacturers, laboratories, consultants, or other vendors that perform the activities.

Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are deferred. Such amounts are expensed as the goods are delivered or the related services are performed or until it is no longer expected that the goods will be delivered, or the services rendered.

Costs incurred in obtaining technology licenses are recognized as research and development expense as incurred if the technology licensed has not reached technological feasibility and has no alternative future uses.

Patent and Trademark Costs

All patents and trademark related costs incurred in connection with filing and prosecuting patent and trademark applications are expensed as incurred due to uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Leases

Prior to January 1, 2021, the Company accounted for leases in accordance with ASC 840, Leases ("ASC 840"). At lease inception, the Company determined if an arrangement was an operating or capital lease. For operating leases, the Company recognized rent expense, inclusive of rent escalation, holidays and lease incentives, on a straight-line basis over the lease term. The difference between rent expense recorded and the amount paid was charged to deferred rent. The Company presented lease incentives as deferred rent and amortized the incentives as a reduction to rent expense on a straight-line basis over the lease term. The Company classified deferred rent as current and noncurrent liabilities based on the portion of the deferred rent that was scheduled to mature within the proceeding twelve months.

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

The Company’s operating leases are presented in the consolidated balance sheet as operating lease right-of-use assets, classified as noncurrent assets, and operating lease liabilities, classified as current and noncurrent liabilities. Operating lease expense is recognized on a straight-line basis over the lease term. Variable costs associated with a lease, such as maintenance and utilities, are not included in the measurement of the lease liabilities and right-of-use assets but rather are expensed when the events determining the amount of variable consideration to be paid have occurred.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements and/or tax returns. Deferred tax assets and liabilities are based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all the deferred tax asset will not be realized.

The Company provides reserves related to uncertain tax positions when management determines the related tax benefit is not more likely than not to be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as the consideration of the available facts and circumstances. The Company has no reserves related to uncertain tax positions as of December 31, 2021 and 2020.

Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2021, and 2020, the Company had no accrued interest related to uncertain tax positions.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process preferred stock or common stock financings as deferred offering costs until such financings are consummated. After the closing of the IPO, these costs were recorded in stockholders' equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering.

Convertible Preferred Stock Classification

The Company records all convertible preferred stock upon issuance at its respective fair value or original issuance price less issuance costs. The Company classifies its convertible preferred stock outside of stockholders’ deficit as the redemption of such shares is outside the Company’s control. The Company does not adjust the carrying values of the convertible preferred stock to redemption value unless and until it becomes probable that the instrument will become redeemable. As of December 31, 2020, the Company’s convertible preferred stock was not adjusted to redemption value. After the closing of the IPO, all of the Company's outstanding shares of convertible preferred stock automatically converted into shares of common stock.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for all stock-based awards based on their grant date fair value.

The Company recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. For awards that include performance-based vesting conditions, expense is recognized using the accelerated attribution method when the performance condition is deemed to be probable of being satisfied. As of December 31, 2021, the Company has no performance-based awards. The Company accounts for forfeitures as they occur. The Company determines the fair value of restricted stock awards in reference to the fair value of its common stock less any applicable purchase price.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option and the Company’s expected dividend yield. The Company determines the volatility for awards granted based on an analysis of reported data for a group of guideline companies that have issued options with substantially similar terms. The expected volatility has been determined using a weighted-average of the historical volatility measures of this group of guideline companies. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options granted to employees has been determined utilizing the “simplified” method, using the midpoint between the vesting date and the contractual term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

Before the IPO, as there has been no public market for the Company's common stock, the estimated fair value of its common stock was been determined by its Board of Directors, with input from management, considering third-party valuations of the common stock as well as the Board of Directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation through the date of the option grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The Company's common stock valuations were prepared using either an option pricing method, or OPM, or a hybrid method, both of which used market approaches to estimate the Company's enterprise value. The hybrid method is a probability-weighted expected return method, or PWERM, where the equity value in one or more of the scenarios is calculated using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for the company, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger.

In addition to considering the results of these third-party valuations, the Company's Board of Directors considered various objective and subjective factors to determine the fair value of the Company's common stock as of each grant date, including:

∎	The prices at which the Company sold shares of preferred stock and the superior rights and preferences of the preferred stock relative to its common stock at the time of each grant;

∎	The progress of Aura's research and development programs, including the status and results of preclinical studies for its product candidates;

∎	The Company's stage of development and commercialization and its business strategy;

∎	External market conditions affecting the biotechnology industry and trends within the biotechnology industry;

∎	The Company's financial position, including cash on hand, and its historical and forecasted performance and operating results;

∎	The lack of an active public market for Aura's common stock and convertible preferred stock;

∎	The likelihood of achieving a liquidity event, such as an IPO, or sale of the Company in light of prevailing market conditions; and

∎	The analysis of an IPO and the market performance of similar companies in the biotechnology industry.

The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if the Company had used different assumptions or estimates, the fair value of its common stock and stock-based compensation expense could have been materially different.

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s cash compensation costs are classified.

Warrants

The Company accounts for warrants on capital stock based on guidelines provided in ASC Topic 815, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), which provides guidance on contracts that are settled in the Company’s own shares as either a liability or as an equity instrument depending on the warrant agreement. The Company's warrants are all classified as equity instruments. As such, the Company uses the Black-Scholes pricing model, depending on the applicable terms of the warrant agreement, to value the warrants.

Net Loss per Share

Net loss per share attributable to common stockholders is computed by using the two-class method, which is an earnings allocation formula that determines loss per share for the holders of the Company’s common stock and participating securities. All series of preferred stock contain participation rights in any dividend declared or accumulated by the Company and are deemed to be participating securities. Income available to common stockholders and participating convertible preferred stock is allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods that have a net loss.

Diluted net income per share is computed using the more dilutive of (a) the two-class method, or (b) the if-converted method. The Company allocates earnings first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted-average number of common stock included in the computation of diluted loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, and convertible preferred stock. Common stock equivalent shares are excluded from the computation of diluted loss per share if their effect is antidilutive.

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2021 and 2020, respectively.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2021 and 2020, comprehensive loss was equal to net loss.

Recently Adopted Accounting Pronouncements

Upon adoption of ASC 842, the Company recorded lease liabilities and their corresponding right-of-use assets based on the present value of lease payments over the remaining lease term. The adoption of ASC 842 resulted in the recognition of operating lease liabilities of $0.6 million and operating lease right-of-use assets of $0.5 million and the derecognition of deferred rent liabilities of $0.02 million on the Company’s consolidated balance sheet as of January 1, 2021. The adoption impact relates to the Company’s existing operating lease for operating and laboratory space. The adoption of ASC 842 did not have a material impact on the Company’s consolidated statements of operations and comprehensive loss or consolidated statements of cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

The Company reviewed recently issued accounting pronouncements for the year end December 31, 2021 and noted no pronouncements would have a material impact on the Company's consolidated financial statements.

3. Fair Value of Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2021 and 2020 (in thousands):

Description	December 31, 2021	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Assets
Money market funds	$24,063	$24,063	$—	$—
Total financial assets	$24,063	$24,063	$—	$—
Liability
Warrant Liability	$83	$—	$—	$83
Total financial liabilities	$83	$—	$—	$83

Description	December 31, 2020	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Liability
Warrant Liability	$72	$—	$—	$72
Total financial liabilities	$72	$—	$—	$72

At December 31, 2021, the fair value of the warrant liability was determined based on Level 3 inputs and utilizing the Black-Scholes option pricing model (see Note 10).

During the years ended December 31, 2021 and 2020, there were no transfers into or out of Level 3.

The following table set forth a summary of changes in the fair value of the common stock warrants, which represents a recurring fair value measurement that is classified within Level 3 of the fair value hierarchy. Changes in fair value are recognized in other (expense) income as “Change in fair value of warrant liability” in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

Common Stock (12,686 warrants)
Fair value at December 31, 2019	$75
Change in fair value	(3)
Fair value at December 31, 2020	72
Change in fair value	11
Fair value at December 31, 2021	$83

4. Property and Equipment, Net

At December 31, 2021 and 2020, property and equipment consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Assets under construction	$2,365	$1,154
IT equipment	85	—
Leasehold improvements	13	—
Lab equipment	5,489	4,708
Office furniture	63	64
	$8,015	$5,926
Less—accumulated depreciation	(2,764)	(2,352)
Property and equipment, net	$5,251	$3,574

For the years ended December 31, 2021 and 2020, depreciation expense was $0.8 million.

5. Prepaid Expenses and Other Current Assets

At December 31, 2021 and 2020, prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Prepaid insurance	$2,734	$51
Prepaid research and development expenses	1,754	915
Prepaid license agreements	64	61
Other	66	16
Prepaid expenses and other current assets	$4,618	$1,043

6. Accrued Expenses and Other Current Liabilities

At December 31, 2021 and 2020, accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued research and development expenses	$1,686	$750
Accrued compensation	2,147	1,023
Other	423	277
Accrued expenses and other current liabilities	$4,256	$2,050

7. Convertible Preferred Stock

As of December 31, 2020, the Company had 1,701,141 authorized, issued and outstanding shares of Series A convertible preferred stock, 3,298,732 authorized, issued and outstanding shares of Series A-1 convertible preferred stock, 4,325,021 authorized shares and 4,324,998 issued and outstanding shares of Series A-2 convertible preferred stock and, 22,705,646 authorized shares and 22,531,819 issued and outstanding shares of Series B convertible preferred stock, 58,109,711 authorized, issued and outstanding shares of Series C-1 convertible preferred stock, 33,218,192 authorized, issued and outstanding shares of Series C-2 convertible preferred stock, 57,878,742 authorized, issued and outstanding shares of Series D-1 convertible preferred stock and 24,598,481 authorized shares and 14,469,710 issued and outstanding shares of Series D-2 convertible preferred stock. All series of convertible preferred stock are collectively referred to as Preferred Stock, each with a par value of $0.00001 per share.

Series D-2 Offering

On June 25, 2020, the Company entered into the Series D-2 Purchase Agreement (the "Series D-2 Agreement”) with certain investors to sell up to 24,598,481 shares of Series D-2 convertible preferred stock at a purchase price of $0.6911 per share. The Series D-2 Agreement provides for two closings, the first on October 1, 2020 and the second upon the achievement or waiver of certain milestone events. The Company sold 14,469,710 shares of the Series D-2 convertible preferred stock on October 1, 2020 at the first tranche closing for gross proceeds of $10.0 million.

On March 5, 2021, the Company completed the second tranche of the Series D-2 convertible preferred stock offering and issued 10,128,771 shares of the Series D-2 convertible preferred stock, $0.00001 par value per share, at a purchase price of $0.6911 per share for gross proceeds of $7.0 million.

Costs incurred in connection with the Series D-2 convertible preferred stock offering totaled $0.1 million and were recorded as a reduction to the Series D-2 convertible preferred stock. The majority of offering costs were incurred during the year ended December 31, 2020. Offering costs incurred during the year ended December 31, 2021 was $0.02 million.

The Company evaluated the tranche rights pursuant to the Series D-2 Agreement and determined the tranche rights did not represent a freestanding financial instrument as they are not legally detachable from the Series D-2 convertible preferred stock issued in the first tranche.

As of December 31, 2021, all the Series D-2 convertible preferred stock have been converted to shares of common stock upon closing of the IPO.

Series E Offering

On March 18, 2021, the Company completed its Series E Stock offering and issued 102,671,041 shares of Series E convertible preferred stock, $0.00001 par value per share, at a purchase price of $0.7839 per share for gross proceeds of $80.5 million.

Costs incurred in connection with the Series E convertible preferred stock offering totaled $0.2 million during the year ended December 31, 2021 and were recorded as a reduction to Series E convertible preferred stock.

As of December 31, 2021, all Series E convertible preferred stock have been converted to shares of common stock upon closing of the IPO.

The rights and privileges of the Company’s Preferred Stock for the year ended December 31, 2020, and the period January 1, 2021 through November 2, 2021, are as follows:

Voting

Except as otherwise required by law or by other provisions, holders of the Preferred Stock vote together with the holders of common stock as a single class. Holders of Preferred Stock may cast the number of votes equal to the number of shares of common stock to which such shares of Preferred Stock are convertible into.

Dividends

Series C, D and E Dividend:

From and after the date of the issuance of any shares of Series C-1, Series C-2, Series D-1, Series D-2, and Series E, dividends at the annual rate of seven percent (7%) per annum of the original share price per share accrue on such shares of Series C-1, Series C-2, Series D-1, Series D-2, and Series E. Dividends accrue from day to day, whether or not declared, and are cumulative, but not compounding. Such dividends are only payable when and if declared by the Board or in the event of a Deemed Liquidation Event (as defined in the amended and restated Certificate of Incorporation). No other dividends may be declared or paid on any other class of stock unless the holders of the shares of Series E then outstanding first receive, or simultaneously receive, their applicable dividend. For the year ended December 31, 2020, $5.9 million, $2.6 million, $3.9 million, and $0.2 million of cumulative dividends on Series C-1, Series C-2, Series D-1, and Series D-2, respectively, are included in the liquidation preference amount indicated on the consolidated balance sheet. For the year ended December 31, 2020, there were no Series E convertible preferred stock shares issued or outstanding.

Series B Dividends:

From and after the date of the issuance of any shares of Series B, dividends at the annual rate of $0.0869645 per share accrue on such shares of Series B. Dividends accrue from day to day, whether or not declared, and are cumulative, but not compounding. Such dividends are only payable when and if declared by the Company’s Board or in the event of a Deemed Liquidation Event (as defined in the amended and restated Certificate of Incorporation). No other dividends may be declared or paid on any other class of stock unless the holders of the shares of Series B then outstanding first receive, or simultaneously receive, their applicable dividend. For the year ended December 31, 2020, $9.4 million of cumulative dividends on Series B are included in the liquidation preference amount indicated on the consolidated balance sheet.

Series A Dividends:

From and after the date of the issuance of Series A, Series A-1, and Series A-2, if the Company declares, pays or sets aside, on the same date, a dividend on shares of more than one class or series of capital stock of the Company, the dividend payable to the holders of Series A, Series A-1, and Series A-2 convertible preferred stock shall be calculated based upon the dividend on the class or series of capital stock that would result in the highest dividend. No other dividends, or dividends on common stock payable in shares of common stock, may be declared or paid unless the holders of Series A, Series A-1, and Series A-2 then outstanding first receive, or simultaneously receive, their applicable dividend. As of December 31, 2020, no dividends have been declared on the common stock or the convertible preferred stock.

Liquidation Rights

In the event of a Deemed Liquidation Event, as defined in the Company’s amended and restated Certificate of Incorporation, the assets of the Company will be distributed first to the holders of Series E convertible preferred stock. The holders of Series E convertible preferred stock will receive, in preference to all other stockholders, and amount equal to the sum of the Series E original issue price (equal to the cash price paid per share of $0.783900), plus unpaid dividends on such shares. Next, the holders of Series D convertible preferred stock will receive, in preference to all other stockholders other than Series E, an amount equal to the sum of the Series D original issue price, plus unpaid dividends on such shares. Next, the holders of Series C will receive, in preference to all stockholders other than the Series E and D convertible preferred stock holders, an amount equal to the sum of the Series C original issue price plus unpaid dividends on such shares. Next, the holders of Series B will receive, in preference to the holders of Series A, Series A-1, Series A-2 and common stock, an amount equal to the sum of the Series B original issue price plus unpaid dividends on such shares. Next, the holders of Series A, Series A-1, and Series A-2 will receive, in preference to the holders of common stock, an amount equal to the greater of their applicable liquidation preference or what they would have received had their shares converted into common stock. If the proceeds available are not sufficient to satisfy the full liquidation preference, the entire proceeds are to be distributed pro-rata among the Series E convertible preferred stock holders in proportion to the full preferential amount the Series E convertible preferred stock holders are entitled to receive.

Conversion

The Series E, together with the Series D, the Series C and the Series B convertible preferred stock, collectively the "Senior Preferred Stock", converts into common stock on a one-for-one basis. Each share of Series B, Series C-1, Series C-2, Series D-1, Series D-2, and Series E convertible preferred stock is convertible into the number of shares of common stock as is determined by dividing the respective original issue price by the conversion price in effect at the time of conversion. The Series E conversion price is set at $0.7839 per share, the Series D-1 and Series D-2 conversion price is set at $0.6911 per share, the Series C-1 conversion price is set at $0.5213 per share, the Series C-2 conversion price is set at $0.36491 per share, and the Series B conversion price is set at $1.24235 per share; none represents a beneficial conversion feature. Subject to certain exceptions, the Senior Preferred Stock has the benefit of anti- dilution protection on a weighted-average basis in the event that the Company sells stock at less than the applicable conversion price per share.

Each share of Series A and Series A-1 was originally convertible into the number of shares of common stock determined by dividing the respective Series A and Series A-1 original issue price by the conversion price in effect at the time of conversion. The Series A conversion price was originally equal to $2.00 per share and the Series A-1 conversion price was originally equal to $2.4847 per share. As Series A-2 was sold at $1.24235 per share, less than the per share prices of Series A and Series A-1, anti-dilution protections were triggered. Pursuant to the anti-dilution protection terms, on February 24, 2015, the Series A conversion price was reduced from $2.00 to $1.8191 per share of common stock and the Series A-1 conversion price was reduced from $2.4847 to $2.1898 per share of common stock and, therefore, the Series A conversion ratio was changed from 1:1 to 1:1.099 and the Series A-1 conversion ratio was changed from 1:1 to 1:1.135. The Company evaluated Series A and Series A-1 with the updated conversion ratios and determined that there was no beneficial conversion feature.

Series A-2 converts into common stock on a one-for-one basis. The Series A-2 conversion price is set at $1.24235 per share and does not represent a beneficial conversion feature.

According to the terms of the Company’s amended and restated Certificate of Incorporation, in the event that the applicable conversion price for any series of Senior Preferred Stock is reduced, then the applicable conversion price for each series of Series A convertible preferred stock shall be uniformly and concurrently reduced.

Each share of Preferred Stock will automatically convert into common stock upon (a) the occurrence of an event, specified by vote or written consent of certain stockholders or (b) the completion of a public stock offering involving a price per share of common stock of not less than $1.554975 per share, subject to certain adjustments, where such offering results in aggregate gross proceeds to the Company of at least $50.0 million and the common stock is listed for trading on either the New York Stock Exchange or the Nasdaq Stock Market.

The Company must reserve and keep available out of its authorized but unused capital stock such number of authorized shares of common stock to sufficiently effect the conversion of all outstanding Preferred Stock.

In considering the features of the convertible preferred stock, the Company determined that none of the features, including the conversion features, requires bifurcation during the year ended December 31, 2020.

The conversion ratios for the Series A stock was changed to 13.700 to 1.099, Series A-1 stock was changed to 13.7 to 1.135, and the Series A-2 stock through Series E stock was changed to 13.7 to 1 upon the Company’s filing of its amendment to its amended and restated Certificate of Incorporation on October 22, 2021.

Upon closing of the IPO on November 2, 2021, all of the Company's outstanding shares of convertible preferred stock automatically converted into 22,550,561 shares of common stock. In addition, the Company authorized 10,000,000 shares of preferred stock, par value $0.00001 per share, all of which shares of preferred stock will be undesignated.

8. Common Stock

The Company has 150,000,000 and 232,697,999 authorized shares of common stock, par value $0.00001 per share, of which 29,211,643 and 381,123 shares were issued and outstanding as of December 31, 2021 and 2020, respectively.

9. Stock-Based Compensation

2018 Stock Option and Incentive Plan

On December 12, 2018, the Company adopted the Aura Biosciences, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan will expire in 2028. Under the 2018 Plan, Aura may grant incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and stock right. The Board has determined not to make any further awards under the 2018 Plan as of November 2, 2021. However, the 2018 Plan will continue to govern outstanding equity awards granted thereunder.

2021 Stock Option and Incentive Plan

The 2021 Stock Option and Incentive Plan, (the "2021 Plan"), was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. The 2021 Plan permits the granting of both options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Code and options that do not so qualify. The number of shares initially reserved for issuance under the 2021 Plan was 3,352,166, which will automatically increase on January 1, 2022 and each January 1 thereafter, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. The maximum number of shares of common stock that may be issued in the form of incentive stock options shall not exceed the initial limit, cumulatively increased on January 1, 2022 and on each January 1 thereafter by the lesser of the annual increase for such year or 3,352,166 shares of common stock.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan, (the "ESPP"), was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. A total of 335,217 shares of common stock were initially reserved for issuance under this plan, which will automatically increase on January 1, 2022 and each January 1 thereafter through January 1, 2031, by the least of (i) 335,217 shares of common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the ESPP.

On March 18, 2021, the Board approved an increase to the 2018 Plan available option pool of 2,346,228 options. As mentioned above, the 2021 Plan was initiated in November 2021. With the transfer of the available options from the 2018 Plan to the 2021 Plan, there were 2,042,774 options available for grant under the 2021 Plan at December 31, 2021.

The Board is authorized to administer the 2021 Plan. In accordance with the provisions of the 2021 Plan, the Board determines the terms of Aura options and other awards issued pursuant thereto, including the following:

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

In addition, the Board may award restricted shares of common stock and restricted stock units to participants subject to such conditions and restrictions as it may determine. The Board or any committee to which the Board delegates authority may, with the consent of the affected plan participants, re-price or otherwise amend outstanding awards consistent with the terms of the 2021 Plan.

The following table summarizes stock option activity under the 2021 Plan for the year ended December 31, 2021:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,512,129	$3.84	7.77	$1,174
Granted	2,970,708	9.03
Exercised	(69,959)	4.99
Cancelled/Forfeited	(179,887)	4.59
Outstanding at December 31, 2021	4,232,991	$7.43	8.66	$40,437
Exercisable at December 31, 2021	1,174,871	$3.95	6.82	$15,304
Unvested as of December 31, 2021	3,058,120	$8.78	9.30	$25,133

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2021 and 2020 was $5.84 and $2.74 per share, respectively. The total intrinsic value of options exercised was $0.1 million and $0.02 million for the years ended December 31, 2021 and 2020, respectively.

The Company has elected to use the Black-Scholes option pricing model to determine the fair value of options granted and generally recognizes the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

The determination of the fair value of stock-based payment awards utilizing the Black-Scholes option pricing model is affected by the fair value of the Company’s common stock and a number of other assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends.

The fair value of the stock options issued as of December 31, 2021 and 2020 was measured with the following weighted-average assumptions:

	December 31, 2021	December 31, 2020
Risk-free interest rate, %	1.15%	0.55%
Expected term	6.03	6.02
Expected volatility of the underlying stock, %	73.87%	74.04%
Expected dividend rate, %	—%	—%

Restricted Stock Units

The Company has granted restricted stock units with service vesting based conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. They are legally issued and outstanding. These restrictions lapse accordingly to the time-based vesting of each award.

A summary of the restricted stock unit activity during the year ended December 31, 2021 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Granted at December 31, 2020	—	$—
Granted	232,111	14.00
Forfeited	(191)	14.00
Granted at December 31, 2021	231,920	$14.00

As a result of the 2021 Equity Incentive Plan, the Company granted restricted stock units which vest in increments of 25% annually over a period of four years. No restricted stock units vested during the year ended December 31, 2021.

Stock-based Compensation Expense

The Company recorded stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$702	$193
General and administrative	1,605	543
Total	$2,307	$736

As of December 31, 2021, there was $16.5 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.33 years.

As of December 31, 2021, there was $3.1 million of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.82 years.

10. Common Stock Warrants

In February 2015 and May 2015, the Company issued warrants to purchase 1,650,098 and 887,536 shares of Series B convertible preferred stock, respectively, at an exercise price of $1.24235 per share (the "Series B Warrants"). Each Series B Warrant was immediately exercisable and expires ten years from the original date of issuance. Pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity, the Series B Warrants were classified as a liability and are re-measured to fair value at each balance sheet date and immediately prior to exercise. The Series B Warrants were converted into warrants to purchase 12,686 shares of common stock upon the completion of the IPO in November 2021.

A total of 12,686 of the common stock warrants remained outstanding at December 31, 2021 and 2020.

The warrants were valued using the Black-Scholes option pricing model. The fair value of the warrants and the significant assumptions used were as follows:

Common Stock Warrants	December 31, 2021	December 31, 2020
Fair value	$16.98	$16.03
Volatility	80.38%	74.00%
Expected term (years)	3.15	4.2
Risk free rate	0.97%	0.27%
Dividend yield	7.00%	7.00%

11. Compensation

In January 2012, the Company adopted the Aura Biosciences 401(K) Profit Sharing Plan and Trust (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 100% of the first 6% of employee contributions. The Company made matching contributions in the amount of $0.3 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

12. Commitments and Contingencies

Lease Commitments

The Company has historically entered into lease arrangements for its facilities. As of December 31, 2021 and 2020, respectively, the Company had one operating lease for its office and laboratory facility with required future minimum payments. The lease does not contain any options to renew, terminate, or purchase the underlying asset, and was set to expire on July 31, 2022. As part of its adoption of ASC 842, the Company recorded a right-of-use asset and operating lease liability for this lease as of the effective date.

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s leases for the year ended December 31, 2021 (in thousands):

Year Ended December 31, 2021
Lease Cost
Amortization of finance right-of-use assets	$11
Operating lease costs	524
Variable lease costs	322
Short-term lease costs	4
Total lease costs	$861

Cash paid for amounts included in the measurement of lease liability—finance leases	$15
Cash paid for amounts included in the measurement of lease liability—operating leases	$519
Weighted-average remaining lease term—operating leases (years)	1.58
Weighted-average discount rate—finance leases	7.94%
Weighted-average discount rate—operating leases	3.51%

The following table reconciles the future minimum commitments to the Company’s operating lease liabilities at December 31, 2021 (in thousands):

Operating lease payments as of December 31, 2021
2022	$625
2023	377
Thereafter	—
Total lease payments	1,002
Less: interest	(27)
Total operating lease liabilities at December 31, 2021	975
Less: current portion of lease liabilities	615
Lease liabilities, net of current portion	$360

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

License Agreements

The Company has entered into the following key agreements that relate to the core technology under development:

LI-COR Exclusive License and Supply Agreement

In January 2014, the Company entered into an Exclusive License and Supply Agreement, or the LI-COR Exclusive License agreement with LI-COR, Inc. (LI-COR) for the license of IRDye 700DC and related licensed patents for the treatment and diagnosis of ocular cancers in humans as amended in January 2016, July 2017, April 2018 and April 2019. The LI-COR Exclusive License Agreement required a one-time upfront license issue fee of $0.1 million and aggregate milestone payments of up to $0.2 million upon certain regulatory and development milestones. The Company is also required to pay LI-COR low-single digit royalties on net sales. The term of the LI-COR Exclusive Agreement expires on a country-by-country basis, until the longer of (i) ten years from the first commercial sale of a licensed product in such country and (ii) the last to expire valid claim in such country.

For the years ended December 31, 2021, and December 31, 2020, the Company incurred, respectively, $nil and $0.1 million of expenses related to this agreement.

LI-COR Non-Exclusive License and Supply Agreement

In December 2014, the Company entered into a Non-Exclusive License Agreement with LI-COR for the supply of IRDye 700DX to the Company for the treatment and diagnosis of non-ocular solid tumor cancers in humans. Under the 2014 Non-Exclusive, the Company paid a license issue fee of $0.03 million on the effective date. The Company must also pay LI-COR a non-refundable, non-creditable fee of $0.03 million per each licensed product upon pre-IND designation, as defined of such licensed product, aggregate milestone payments of up to $0.3 million upon certain regulatory and development milestones; and during the term, the Company must pay LI-COR a low-single digit percentage royalty on net sales. LI-COR receives 10% of all sublicensee income within 30 days of the Company’s receipt from the sublicensee. The 2014 Non-Exclusive Agreement also required the Company to make certain payments upon the achievement of specified development and commercial milestones of up to $0.4 million in aggregate.

Life Technologies Corporation

In December 2014, the Company entered into a non-exclusive, perpetual license agreement with Life Technologies Corporation (“Life Technologies”), which allows for five licensed products. Under this agreement the Company is required to pay an initial license fee of $0.1 each product. An annual development fee of $0.1 million is due within a year from payment of the initial license fee and due annually or earlier of (i) payment of a commercialization fee or (ii) all development work is terminated. The commercialization fee is a one-time, non-refundable, non-creditable fee of $0.3 million due upon receipt of approval of a licensed product. In the event of a change of control, there will be a change of control fee of $0.2 million.

For the years ended December 31, 2021 and December 31, 2020, the Company incurred $0.1 million of expenses related to this agreement.

National Institute of Health (NIH)-Biologic Materials License Agreement

In December 2010, the Company entered into a Biologic Materials License Agreement with NIH for a non-exclusive right to use materials described in Schiller et al., Virology 2004 Apr.10, 321(2):205-16. This agreement required a one-time non-refundable license issuance fee of $0.02 million. No future milestone payments or royalties are due under this agreement.

National Institute of Health (NIH)-Collaboration Research and Development Agreement

In July 2011, the Company entered into a Collaboration Research and Development Agreement (CRADA), with Dr. John Schiller at the NIH, for a period of two years with the rights to an exclusive license to all technology generated within the collaboration. Under this agreement, the Company is required to make annual payments of $0.03 million to fund the research activities, the first payment of which was paid within 30 days of the effective date. Subsequent payments are due within 30 days of the anniversary of the effective date. This agreement was first amended in 2012, 2013, 2014, 2015, 2016, 2018 and most recently in September of 2020. During 2011-2021, the Company paid an aggregate of $0.4 million in research collaboration fees, $0.03 million and 0.04 million of which was paid in 2021 and 2020, respectively.

A seventh amendment was made in October 2020, requiring payment of $0.04 million within 30 days of October 1, 2020, and another $0.03 million within 30 days of the 10th anniversary of the CRADA, which was paid in July 2021. This seventh amendment extended the term of the CRADA to September 30, 2022.

National Institute of Health (NIH)-Exclusive Patent License Agreement

In September 2013, the Company entered into an exclusive patent license agreement (the “NIH Exclusive License Agreement”) with the NIH, that required the Company to pay a license issue royalty of $0.1 million and reimburse the NIH for any patent expenses incurred. Under the agreement, the Company is required to make low single-digit percentage royalty payments based on specified levels of annual net sales of licensed products subject to certain specified reductions. The Company is required to make development and regulatory milestone payments of up to $0.7 million in aggregate and sales milestone payments up to $0.6 million in the aggregate. The Company is also required to pay NIH a mid-single to low teen-digit percentage of any sublicensing revenue the Company receives. Additionally, the Company’s payment obligations to the NIH are subject to an annual minimum royalty payment of low five figures. As of December 31, 2021, the Company has paid NIH approximately $0.4 million in aggregate milestones under the NIH license agreement. The Company accrued $0.03 million and $0.02 million in patent licensing reimbursement fees as of December 31, 2021, and 2020, respectively.

In 2015, 2018 and 2019, the Company amended its exclusive patent license to include updates on the status of the commercial development and update/expand the list of licensed patents and patent applications. Each of those amendments required a $0.03 million payment that the Company paid.

Inserm-Transfert License Agreement

In November 2009, the Company entered into an exclusive, royalty-bearing patent license agreement with Inserm-Transfert of France. The agreement expires on a country by country basis based on the last to expire any patent encompassed within the scope of the patent rights or 10 years from the date of the first commercial sales by the Company, whichever is later. There are potential milestone The IND filing milestone of €0.01 million was accrued in 2016 and paid in 2017 by the Company. The milestones for the successful Phase I, II and III clinical trials are based on receiving a final report and achieving the primary endpoints defined in that trial, and those milestones have not been achieved as of December 31, 2021. Upon the sublicense by the Company of a product for which royalties are payable under the agreement, low- to mid-single-digit royalty payments would be due by the Company. The non-milestone payments in this agreement are subject to an anti-stacking clause. The Company did not incur any expense in the years ended December 31, 2021, and 2020.

Clearside

In July 2019, the Company entered into an exclusive license agreement with Clearside Biomedical, Inc. (“Clearside”), for the license of Clearside’s Suprachoroidal Microneedle Technology for use in the treatment of indeterminate lesions and choroidal tumors. Upon execution of the License Agreement, the Company paid Clearside an upfront payment of $0.1 million which was expensed as incurred. Under the Clearside License Agreement, the Company is required to pay milestones up to $21.0 million in the aggregate upon the achievement of specified regulatory and development milestones, and upon the achievement of certain commercial sales milestones. The Company is also required to pay low to mid-single digit royalties on net sales. If the Company sublicenses a product for which royalties are payable, then the Company is required to pay the greater of 20% received or low single digit royalties on net sales.

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

The Company has calculated basic and diluted loss per share for the years ended December 31, 2021 and 2020 as follows (in thousands, except share and per share data):

	December 31, 2021	December 31, 2020
Numerator:
Net loss	$(35,251)	$(22,206)
Less: Accruals of dividends of preferred stock	(10,942)	(7,926)
Net loss attributable to common stockholders—basic and diluted	$(46,193)	$(30,132)
Denominator:
Weighted-average common stock outstanding	5,159,973	367,204
Net loss per share attributable to common stockholders—basic and diluted	$(8.95)	$(82.06)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been antidilutive:

	December 31, 2021	December 31, 2020
Convertible preferred stock on an if converted basis	—	14,317,032
Stock options to purchase common stock	4,232,991	1,512,129
Restricted stock units that vest into common stock	231,920	—
Warrants to purchase preferred stock	—	12,686
Warrants to purchase common stock	12,686	—
Total potential dilutive shares	4,477,597	15,841,847

14. Income Taxes

The Company has not recorded any net tax provision for the periods presented due to the losses incurred and the need for a full valuation allowance on net deferred tax assets. The difference between the income tax expense at the U.S. federal statutory rate and the recorded provision is primarily due to the valuation allowance provided on all deferred tax assets. The Company’s loss before income tax for the periods presented was generated entirely in the United States:

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate as of December 31, 2021 and 2020 is as follows:

	2021	2020
Tax provision at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	5.3%	5.4%
Federal tax credits	2.6%	3.8%
Permanent items	(0.4)%	(0.3)%
Other	(0.3)%	(0.4)%
Decrease in valuation reserve	(28.2)%	(29.5)%
Total	0.0%	0.0%

Temporary differences that give rise to significant deferred tax assets (liabilities) as of December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$36,287	$27,921
Stock-based compensation expense	635	328
Tax credit carryforwards	5,821	4,675
Accrued expenses	517	418
Lease liability	248	—
Other	194	168
Total deferred tax assets	43,702	33,510
Deferred tax liabilities:
Right of use asset	(241)
Depreciable assets	(182)	(157)
Valuation allowance	(43,279)	(33,353)
Net deferred tax asset	$—	$—

As of December 31, 2021, the Company had federal gross operating loss carryforwards of approximately $138.7 million which may be available to offset future taxable income, of which $44.2 million begin to expire in 2029 and go through 2037, and $94.5 million do not expire. The Company had state gross operating loss carryforwards of $113.6 million, which may be available to offset future taxable income and which would begin to expire in 2030. As of December 31, 2021, the Company had federal and state research and experimentation credit carryforwards of $4.7 million and $1.4 million, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2029 and 2028, respectively.

The Company’s ability to use its operating loss carryforwards and tax credit carryforwards to offset taxable income is subject to restrictions under Sections 382 and 383 of the United States Internal Revenue Code (the “Internal Revenue Code”). Under the Internal Revenue Code provisions, certain substantial changes in the Company’s ownership, including the sale of the Company or significant changes in ownership due to sales of equity, have limited and may limit in the future, the amount of net operating loss carryforwards which could be used annually to offset future taxable income. The Company has not yet completed an analysis of ownership changes. The Company may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside the Company’s control. As a result, the Company’s ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to the Company. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. All Federal NOLs generated post tax reform have an indefinite life, are not subject to carryback provisions, and limited to 80% of income in any year.

The Company has not conducted a study of its research and development credit carryforwards. A study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts will be presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or consolidated statement of operations and comprehensive loss at this time, if an adjustment were required.

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are principally comprised of NOL carryforwards and tax credit carryforwards. Management has determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets, and as a result, a valuation allowance of $43.3 million has been recorded at December 31, 2021. The increase in the valuation allowance of $9.9 million during the year ended December 31, 2021 was primarily due to the increase in net operating loss generated by the Company.

As of December 31, 2021 and 2020, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the consolidated statements of operations. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

The Company files income tax returns in the United States federal tax jurisdiction and several state tax jurisdictions. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.

15. Related Parties

During the years ended December 31, 2021 and 2020, the Company incurred $0.04 million and $nil million in expenses to a legal firm whose partner is also an investor and former officer of the Company. As of December 31, 2021, and 2020, none of these amounts were included in accounts payable.

During the years ended December 31, 2021 and 2020, the Company incurred $0.3 million and $0.5 million in expenses to a stockholder that provided research and development related services. Of these amounts, $nil and $0.1 million were in accrued expenses as of December 31, 2021 and 2020.

16. Subsequent Events

The Company has not identified any subsequent events that require disclosure.