Form 10-Q
period 2022-03-31
Aura Biosciences, Inc.
filed 2022-05-12
CIK 1501796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 9, 2022, the registrant had 29,259,976 shares of common stock, $0.00001 par value per share, outstanding.

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

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aura Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$108,382	$149,063
Marketable securities	24,899	—
Restricted cash and deposits	23	23
Prepaid expenses and other current assets	6,278	4,618
Total current assets	139,582	153,704
Restricted cash and deposits, net of current portion	125	125
Right of use assets - operating lease	804	950
Property and equipment, net	5,911	5,251
Total Assets	$146,422	$160,030
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,956	2,401
Short-term operating lease liability	624	615
Accrued expenses and other current liabilities	2,423	4,256
Total current liabilities	5,003	7,272
Long-term operating lease liability	206	360
Warrant liability	127	83
Total Liabilities	5,336	7,715
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.00001 par value, 150,000,000 authorized at March 31, 2022 and December 31, 2021, and 29,217,236 and 29,211,643 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	306,063	304,452
Accumulated deficit	(164,972)	(152,137)
Accumulated other comprehensive loss	(5)	—
Total Stockholders’ Equity	141,086	152,315
Total Liabilities and Stockholders’ Equity	$146,422	$160,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands except for share and per share data)

	Three Months Ended March 31,
	2022	2021
Operating Expenses:
Research and development	$8,276	$4,185
General and administrative	4,535	1,742
Total operating expenses	12,811	5,927
Total operating loss	(12,811)	(5,927)
Other income (expense):
Change in fair value of warrant liability	(44)	4
Interest income (expense), including amortization and accretion income	25	(1)
Loss on disposal of assets	(5)	(3)
Total other expense	(24)	—
Net loss	(12,835)	(5,927)
Net loss attributable to common stockholders—basic and diluted (Note 13)	(12,835)	(8,258)
Net loss per share attributable to common stockholders—basic and diluted	(0.44)	(20.62)
Weighted average common stock outstanding—basic and diluted	29,213,632	400,450
Comprehensive loss:
Net loss attributable to common stockholders	$(12,835)	$(8,258)
Other comprehensive items:
Unrealized loss on marketable securities	(5)	—
Total other comprehensive loss	(5)	—
Total comprehensive loss	$(12,840)	$(8,258)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Convertible Preferred Stock																Additional		Accumulated	Total
	Series A		Series A-1		Series A-2		Series B		Series C-1 and C-2		Series D-1 and D-2		Series E		Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss) Amount	Equity (Deficit)
Balance, December 31, 2020	1,701,141	$3,368	3,298,732	$7,837	4,324,998	$5,373	22,531,819	$20,806	91,327,903	$41,099	72,348,452	$49,593	—	$—	381,123	$—	$8,173	$(116,886)	$—	$(108,713)
Issuance of Series D Tranche 2, convertible preferred stock, net of issuance costs of $18	—	—	—	—	—	—	—	—	—	—	10,128,771	6,982	—	—	—	—	—	—	—	—
Issuance of Series E convertible preferred stock, net of issuance costs of $232	—	—	—	—	—	—	—	—	—	—	—	—	102,671,041	80,251	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	185	—	—	185
Stock option exercises	—	—	—	—	—	—	—	—	—	—	—	—	—	—	54,296	—	265	—	—	265
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,927)	—	(5,927)
Balance, March 31, 2021	1,701,141	$3,368	3,298,732	$7,837	4,324,998	$5,373	22,531,819	$20,806	91,327,903	$41,099	82,477,223	$56,575	102,671,041	$80,251	435,419	$—	$8,623	$(122,813)	$—	$(114,190)

	Convertible Preferred Stock																Additional		Accumulated	Total
	Series A		Series A-1		Series A-2		Series B		Series C-1 and C-2		Series D-1 and D-2		Series E		Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss) Amount	Equity (Deficit)
Balance, December 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	29,211,643	$—	$304,452	$(152,137)	$—	$152,315
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,594	—	—	1,594
Stock option exercises	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,593	—	17	—	—	17
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,835)	—	(12,835)
Balance, March 31, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	29,217,236	$—	$306,063	$(164,972)	$(5)	$141,086

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(12,835)	$(5,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	256	185
Change in fair value of warrant liability	44	(4)
Stock-based compensation expense	1,594	185
Other	(9)	(4)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,660)	15
Accounts payable	(756)	700
Accrued expenses and other liabilities	(1,834)	(287)
Net cash used in operating activities	(15,200)	(5,137)
Cash flows from investing activities:
Purchases of property and equipment	(599)	(71)
Purchase of marketable securities	(24,899)	—
Net cash used in investing activities	(25,498)	(71)
Cash flows from financing activities:
Proceeds from issuance of Series E convertible preferred stock, net of issuance costs	—	80,251
Proceeds from exercise of stock options	17	265
Proceeds from issuance of Series D convertible preferred stock, net of issuance costs	—	6,982
Other	—	(9)
Net cash provided by financing activities	17	87,489
Net (decrease) increase in cash, cash equivalents and restricted cash	(40,681)	82,281
Cash, cash equivalents and restricted cash at beginning of period	149,211	17,487
Cash, cash equivalents and restricted cash at end of period	$108,530	$99,768
Supplemental disclosure of cash flow information:
Purchases of property and equipment in accounts payable and accrued expenses and other liabilities	$311	$—
Remeasurement of operating lease right-of-use assets and liabilities for lease modification	$—	$390

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents, end of period	$108,382	$99,674
Short-term restricted cash, end of period	23	19
Long-term restricted cash, end of period	125	75
Cash, cash equivalents and restricted cash at end of period	$108,530	$99,768

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Aura Biosciences, Inc. (the “Company” or “Aura”) is a clinical-stage biotechnology company leveraging its novel targeted oncology platform to develop a potential new standard of care across multiple cancer indications, with an initial focus on ocular and urologic oncology. Within these unaudited condensed consolidated financial statements, unless the context otherwise requires, references to the Company or Aura refer to Aura Biosciences, Inc. The Company’s proprietary platform enables the targeting of a broad range of solid tumors using Virus-Like Particles, or VLPs, that can be conjugated with drugs or loaded with nucleic acids to create Virus-Like Drug Conjugates, or VDCs. The Company’s VDCs are largely agnostic to tumor type and can recognize a surface marker, known as HSPGs, that are specifically modified and more broadly expressed on many tumors. The Company is developing AU-011, its first VDC product candidate for the first line treatment of primary choroidal melanoma, a rare disease with no drugs approved. The Company is also developing AU-011 for additional ocular oncology indications and in non-muscle invasive bladder cancer. Aura’s team combines expertise in cancer cell biology, ophthalmology, and targeted therapies together with experience in the development and commercialization of orphan products for significant unmet medical needs. Aura’s headquarters are located in Cambridge, Massachusetts.

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

Reverse Stock Split

On October 22, 2021, the Company effected a reverse stock split of the Company’s common stock on a 1-for-13.7 basis, or the Reverse Stock Split. In connection with the Reverse Stock Split, the conversion ratio for the Company’s convertible preferred stock was proportionately adjusted such that the common stock issuable upon conversion of such preferred stock was decreased in proportion to the Reverse Stock Split. Accordingly, all common stock share and per share amounts, for all periods presented in these unaudited condensed consolidated financial statements, have been retroactively adjusted, to reflect this reverse stock split and adjustment of the convertible preferred stock conversion ratios.

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

Liquidity and Going Concern

Through March 31, 2022, the Company has funded its operations primarily with proceeds from the initial closing and additional closings of its convertible preferred stock financings, through its license agreements, and through its IPO. The Company has incurred recurring losses and negative operating cash flows from operations since its inception, including net losses of $12.8 million and $5.9 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had cash and cash equivalents and marketable securities of $133.3 million and an accumulated deficit of $165.0 million. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these unaudited condensed consolidated financial statements for the three months ended March 31, 2022, the Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these condensed consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are also unaudited. The unaudited condensed results of operations are not necessarily indicative of the operating results that may occur for the full fiscal year ending December 31, 2022. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission, or the SEC. Management believes that the disclosures provided here are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021, in the Company's Annual Report on Form 10-K filed with the SEC on March 23, 2022, there have been no changes to the Company's significant accounting policies except as noted below.

Marketable Securities

All marketable securities have original maturities greater than 90 days. The Company has classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale. Accordingly, these investments are recorded at fair value. Unrealized gains and losses are reported as the accumulated other comprehensive items in stockholders’ equity. Amortization and accretion of premiums and discounts are recorded in other income (expense) within the consolidated statements of operations and comprehensive loss. Realized gains or losses are included in interest income or interest expense, respectively. If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence such as industry, financial inputs, and capital markets data to evaluate the extent to which the decline is other than temporary and, if so, marks the investment to market on the Company’s condensed consolidated statement of operations and comprehensive loss.

Recently Adopted Accounting Pronouncements

The Company assessed the recent accounting pronouncements for the three months ended March 31, 2022 and determined no pronouncements have material impact to the condensed consolidated financial statements.

3. Fair Value of Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2022 and December 31, 2021 (in thousands):

Description	March 31, 2022	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$105,382	$105,382	$—	$—
Marketable securities:
Commercial paper	11,877	—	11,877	—
Corporate bonds	7,041	—	7,041	—
U.S. Government agencies	5,981	—	5,981	—
Total financial assets	$130,281	$105,382	$24,899	$—
Financial liabilities
Warrant Liability	$127	$—	$—	$127
Total financial liabilities	$127	$—	$—	$127

Description	December 31, 2021	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$24,063	$24,063	$—	$—
Total financial assets	$24,063	$24,063	$—	$—
Financial liabilities
Warrant Liability	$83	$—	$—	$83
Total financial liabilities	$83	$—	$—	$83

The fair value of the warrant liability was determined based on Level 3 inputs and utilizing the Black-Scholes option pricing model (see Note 10). Significant changes to these assumptions would result in increases or decreases to the fair value of the warrant liability.

During the three months ended March 31, 2022 and 2021, there were no transfers into or out of Level 3.

The following table set forth a summary of changes in the fair value of the common stock warrants, which represents a recurring fair value measurement that is classified within Level 3 of the fair value hierarchy. Changes in fair value are recognized in other (expense) income as “Change in fair value of warrant liability” in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

Common Stock (12,686 warrants)
Fair value at December 31, 2021	$83
Change in fair value	44
Fair value at March 31, 2022	$127

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Assets under construction	$2,851	$2,365
IT equipment	85	85
Leasehold improvements	13	13
Lab equipment	5,891	5,489
Office furniture	63	63
	$8,903	$8,015
Less—accumulated depreciation	(2,992)	(2,764)
Property and equipment, net	$5,911	$5,251

Depreciation expense was $0.3 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid insurance	$1,919	$2,734
Prepaid research and development expenses	4,155	1,754
Prepaid license agreements	73	64
Other	131	66
Prepaid expenses and other current assets	$6,278	$4,618

6. Investments

Marketable securities consist of the following (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$11,877	$—	$—	$11,877
Corporate bonds	7,047	—	(6)	7,041
U.S. Government agencies	5,980	1	—	5,981
Total	$24,904	$1	$(6)	$24,899

There were no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2022.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued research and development expenses	$1,050	$1,686
Accrued compensation	1,131	2,147
Other	242	423
Accrued expenses and other current liabilities	$2,423	$4,256

8. Equity

The Company had 150,000,000 authorized shares of common stock, par value $0.00001 per share, of which 29,217,236 and 29,211,643 shares were issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.

Upon closing of the IPO on November 2, 2021, all of the Company's outstanding shares of convertible preferred stock automatically converted into 22,550,561 shares of common stock. In addition, the Company authorized 10,000,000 shares of preferred stock, par value $0.00001 per share, all of which shares of preferred stock will be undesignated.

9. Stock-Based Compensation

2018 Stock Option and Incentive Plan

On December 12, 2018, the Company adopted the Aura Biosciences, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan will expire in 2028. Under the 2018 Plan, Aura may grant incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and stock right. The Board of Directors (the "Board") has determined not to make any further awards under the 2018 Plan as of November 2, 2021. However, the 2018 Plan will continue to govern outstanding equity awards granted thereunder.

2021 Stock Option and Incentive Plan

The 2021 Stock Option and Incentive Plan, (the "2021 Plan"), was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. The 2021 Plan permits the granting of both options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Code and options that do not so qualify. The number of shares initially reserved for issuance under the 2021 Plan was 3,352,166, which increased on January 1, 2022 and will continue to increase each January 1 thereafter, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. The maximum number of shares of common stock that may be issued in the form of incentive stock options shall not exceed the initial limit, cumulatively increased on January 1, 2022 and on each January 1 thereafter by the lesser of the annual increase for such year or 3,352,166 shares of common stock. On January 1, 2022, the shares reserved for issuance was increased to 4,812,748 shares.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan, (the "ESPP"), was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. A total of 335,217 shares of common stock were initially reserved for issuance under this plan, which increased on January 1, 2022 and will continue to increase each January 1 thereafter through January 1, 2031, by the least of (i) 335,217 shares of common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the ESPP. On January 1, 2022, the shares reserved for issuance was increased to 627,333 shares. The first offering period has not yet been decided by the Company’s Board of Directors or designated committee of the Company’s Board of Directors.

With the transfer of the available options from the 2018 Plan to the 2021 Plan, there were 3,447,892 options available for grant under the 2021 Plan at March 31, 2022.

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

The following table summarizes stock option activity under the 2018 Plan and 2021 Plan for the three months ended March 31, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,232,991	$7.43	8.66	$40,437
Granted	98,897	18.56
Exercised	(5,593)	2.97
Cancelled/Forfeited	(43,433)	12.18
Outstanding at March 31, 2022	4,282,862	$7.64	8.52	$61,492
Exercisable at March 31, 2022	1,341,363	$4.10	6.82	$24,015

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2022 and 2021 is $11.98 and $3.56 per share, respectively. The total intrinsic value of options exercised was $0.1 million and $0.01 million for the three months ended March 31, 2022 and 2021, respectively.

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

The fair value of the stock options issued for the three months ended March 31, 2022 and 2021 was measured with the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate, %	1.56%	1.02%
Expected term	6.01	6.08
Expected volatility of the underlying stock, %	73.02%	73.16%
Expected dividend rate, %	—%	—%

Restricted Stock Units

The Company has granted restricted stock units with service vesting based conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. They are legally issued and outstanding. These restrictions lapse accordingly to the time-based vesting of each award.

A summary of the restricted stock units activity during the three months ended March 31, 2022 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	231,920	$14.00
Granted	—
Forfeited	(4,066)	14.00
Unvested at March 31, 2022	227,854	$14.00

As a result of the 2021 Equity Incentive Plan, the Company granted restricted stock units which vest in increments of 25% annually over a period of four years. No restricted stock units vested during the three months ended March 31, 2022.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$555	$44
General and administrative	1,039	141
Total	$1,594	$185

As of March 31, 2022, there was $16.0 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.14 years.

As of March 31, 2022, there was $2.9 million of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.58 years.

10. Common Stock Warrants

In February 2015 and May 2015, the Company issued warrants to purchase 1,650,098 and 887,536 shares of Series B convertible preferred stock, respectively, at an exercise price of $1.24235 per share (the "Series B Warrants"). Each Series B Warrant was immediately exercisable and expires ten years from the original date of issuance. Pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity, the Series B Warrants were classified as a liability and are re-measured to fair value at each balance sheet date and immediately prior to exercise. A total of 12,686 of The Series B Warrants were outstanding as of March 31, 2021. The Series B Warrants were converted into warrants to purchase 12,686 shares of common stock with an exercise price of $17.03 upon the completion of the IPO in November 2021. A total of 12,686 of the common stock warrants remained outstanding at March 31, 2022.

The warrants were valued using the Black-Scholes option pricing model. The estimated fair value of the warrants and the significant assumptions used were as follows:

Common Stock Warrants	March 31,
2022
Fair value	$22.00
Volatility	85.12%
Expected term (years)	2.91
Risk free rate	2.45%
Dividend yield	7.00%

11. Compensation

In January 2012, the Company adopted the Aura Biosciences 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 100% of the first 6% of employee contributions. The Company made matching contributions in the amount of $0.1 million for the three months ended March 31, 2022 and 2021.

12. Commitments and Contingencies

Lease Commitments

The Company has historically entered into lease arrangements for its facilities. The Company has one operating lease for its office and laboratory facility with required future minimum payments. The lease does not contain any options to renew, terminate, or purchase the underlying asset.

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s leases for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease Cost
Amortization of finance right-of-use assets	$—	$8
Operating lease costs	154	87
Variable lease costs	176	66
Short-term lease costs	2	—
Total lease costs	$332	$161

Cash paid for amounts included in the measurement of lease liability—finance leases	$—	$9
Cash paid for amounts included in the measurement of lease liability—operating leases	$153	$88
Weighted-average remaining lease term—finance leases (years)	—	0.17
Weighted-average remaining lease term—operating leases (years)	1.33	2.33
Weighted-average discount rate—finance leases	—	7.94%
Weighted-average discount rate—operating leases	3.51%	3.51%

The following table reconciles the future minimum commitments to the Company’s operating lease liabilities at March 31, 2022 (in thousands):

Operating lease payments as of March 31, 2022
2022	$473
2023	377
Thereafter	—
Total lease payments	850
Less: interest	(20)
Total operating lease liabilities at March 31, 2022	830
Less: current portion of lease liabilities	624
Lease liabilities, net of current portion	$206

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

The Company recognized no expenses related to this agreement and related amendments for the three months ended March 31, 2022, and 2021, respectively.

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

In January 2022, the Company entered into the First Amendment to the non-exclusive, perpetual license agreement with Life Technologies for use of the license in an additional indication. The cost of this amendment was a one-time fee of $0.05 million.

During the three months ended March 31, 2022, and 2021, the Company recognized $0.05 million and $0.02 million of expenses related to this agreement.

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

National Institute of Health (NIH)-Collaboration Research and Development Agreement

In July 2011, the Company entered into a Collaboration Research and Development Agreement (CRADA), with Dr. John Schiller at the NIH, for a period of two years with the rights to an exclusive license to all technology generated within the collaboration. Under this agreement, the Company is required to make annual payments of $0.03 million to fund the research activities, the first payment of which was paid within 30 days of the effective date. Subsequent payments are due within 30 days of the anniversary of the effective date. This agreement was first amended in 2012, 2013, 2014, 2015, 2016, 2018 and most recently in September of 2020. During 2011-2022, the Company paid an aggregate of $0.4 million in research collaboration fees, $nil and $0.03 million of which was paid in 2022 and 2021, respectively.

A seventh amendment was made in October 2020, requiring payment of $0.04 million within 30 days of October 1, 2020, and another $0.03 million within 30 days of the 10th anniversary of the CRADA, which was paid in July 2021. This seventh amendment extended the term of the CRADA to September 30, 2022.

The Company recognized no expenses related to this agreement and related amendments for the three months ended March 31, 2022, and 2021, respectively

National Institute of Health (NIH)-Exclusive Patent License Agreement

In September 2013, the Company entered into an exclusive patent license agreement (the “NIH Exclusive License Agreement”) with the NIH, that required the Company to pay a license issue royalty of $0.1 million and reimburse the NIH for any patent expenses incurred. Under the agreement, the Company is required to make low single-digit percentage royalty payments based on specified levels of annual net sales of licensed products subject to certain specified reductions. The Company is required to make development and regulatory milestone payments of up to $0.7 million in aggregate and sales milestone payments up to $0.6 million in the aggregate. The Company is also required to pay NIH a mid-single to low teen-digit percentage of any sublicensing revenue the Company receives. Additionally, the Company’s payment obligations to the NIH are subject to an annual minimum royalty payment of low five figures. As of March 31, 2022, the Company has paid NIH approximately $0.4 million in aggregate milestones under the NIH license agreement. The Company recognized no expenses for patent licensing fees for the three months ended March 31, 2022, and 2021, respectively.

In 2015, 2018 and 2019, the Company amended its exclusive patent license to include updates on the status of the commercial development and update/expand the list of licensed patents and patent applications. Each of those amendments required a $0.03 million payment that the Company paid.

Inserm-Transfert License Agreement

In November 2009, the Company entered into an exclusive, royalty-bearing patent license agreement with Inserm-Transfert of France. The agreement expires on a country by country basis based on the last to expire any patent encompassed within the scope of the patent rights or 10 years from the date of the first commercial sales by the Company, whichever is later. The IND filing milestone of €0.01 million was accrued in 2016 and paid in 2017 by the Company. The milestones for the successful Phase I, II and III clinical trials are based on receiving a final report and achieving the primary endpoints defined in that trial, and those milestones have not been achieved as of March 31, 2022. Upon the sublicense by the Company of a product for which royalties are payable under the agreement, low- to mid-single-digit royalty payments would be due by the Company. The non-milestone payments in this agreement are subject to an anti-stacking clause. The Company did not incur any expense in the three months ended March 31, 2022, and 2021.

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

The Company recognized no expenses related to this agreement and related amendments for the three months ended March 31, 2022, and 2021, respectively.

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

The Company has calculated basic and diluted net loss per share for the three months ended March 31, 2022 and 2021 as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(12,835)	$(5,927)
Less: Accruals of dividends of preferred stock	—	(2,331)
Net loss attributable to common stockholders—basic and diluted	$(12,835)	$(8,258)
Denominator:
Weighted-average common stock outstanding	29,213,632	400,450
Net loss per share attributable to common stockholders—basic and diluted	$(0.44)	$(20.62)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been antidilutive:

	Three Months Ended March 31,
	2022	2021
Convertible preferred stock	—	22,550,561
Stock options to purchase common stock	4,282,862	1,415,116
Restricted stock units that vest into common stock	227,854	—
Warrants to purchase preferred stock	—	12,686
Warrants to purchase common stock	12,686	—
Total potential dilutive shares	4,523,402	23,978,363

14. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2022 as the Company incurred losses for the three months ended March 31, 2022, and is forecasting additional losses through the remainder of fiscal year ending December 31, 2022, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2022. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of March 31, 2022, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

15. Subsequent Events

Subsequent events have been evaluated through the date of filing of the unaudited condensed consolidated financial statements. The Company has not identified any subsequent events that require disclosure.

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

Overview

We are a clinical-stage biotechnology company leveraging our novel targeted oncology platform to develop a potential new standard of care across multiple cancer indications, with an initial focus on ocular and urologic oncology. Our proprietary platform enables the targeting of a broad range of solid tumors using Virus-Like Particles, or VLPs, that can be conjugated with drugs or loaded with nucleic acids to create Virus-Like Drug Conjugates, or VDCs. Our VDCs are largely agnostic to tumor type and can recognize a surface marker, known as heparan sulfate proteoglycans, or HSPGs, that are specifically modified and broadly expressed on many tumors. AU-011, our first VDC candidate, is being developed for the first line treatment of primary choroidal melanoma, a rare disease with no drugs approved. We have completed a Phase 1b/2 trial using intravitreal administration that has demonstrated a statistically significant growth rate reduction in patients with prior active growth and high levels of tumor control with visual acuity preservation in a majority of patients, as assessed using clinical endpoints in alignment with the feedback from U.S. Food and Drug Administration, or the FDA. These data supported advancement into a Phase 2 dose escalation trial, where we are currently evaluating suprachoroidal, or SC, administration of AU-011. We plan to present six to twelve-month safety and efficacy data from this trial in 2022 and, make a decision on the route of administration to, initiate a pivotal trial in the second half of 2022. We are also developing AU-011 for additional ocular oncology indications and plan to file an IND in the United States in the second half of 2022 for choroidal metastases. Leveraging our VDCs’ broad tumor targeting capabilities, we also plan to initiate a Phase 1a trial in non-muscle invasive bladder cancer, or NMIBC, our first non-ophthalmic solid tumor indication, in the second half of 2022 and present data from this trial in 2023.

We were incorporated as a Delaware corporation in 2009 and our headquarters are located in Cambridge, Massachusetts. Since our inception, we have focused our efforts on identifying and developing potential product candidates, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, conducting discovery, research and development activities and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue to date. We have funded our operations primarily through the sale of convertible preferred stock, common stock, and warrants. From inception through March 31, 2022, we have raised an aggregate of approximately $218.6 million of gross proceeds primarily from private placements of our equity and convertible preferred stock as well as through the issuance of our common stock. In November 2021, we issued and sold 6,210,000 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $14.00 per share for aggregate gross proceeds of $86.9 million in our IPO. We received approximately $78.3 million in net proceeds after deducting underwriting discounts, commissions and offering expenses.

We have incurred significant operating losses in every year since our inception in 2009 and have not generated any revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $12.8 million and $5.9 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $165.0 million. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of March 31, 2022, we had cash and cash equivalents and marketable securities of $133.3 million. We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources” below.

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

Beyond the impact on our pipeline, the extent to which COVID-19 ultimately impacts our business, results of operations and financial condition will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the emergence of new variants, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain COVID-19 or treat its impact, including vaccination campaigns, among others. If we or any of the third parties with whom we engage, however, were to experience any additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition. Although to date, our business has not been materially impacted by COVID-19, it is possible that our clinical development timelines could be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations. See Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q for a discussion of the potential adverse impact of the COVID-19 pandemic on our business, financial condition and results of operations.

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

Other Income (Expense)

Our other income (expense) consists of changes in the fair value of our warrant liability, accretion and interest income on marketable securities, loss on disposal of fixed assets, and interest income on our invested cash balances.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$8,276	$4,185	$4,091
General and administrative	4,535	1,742	2,793
Total operating expenses	12,811	5,927	6,884
Loss from operations	(12,811)	(5,927)	(6,884)
Other income (expense):
Change in fair value of warrant liability	(44)	4	(48)
Interest income (expense), including amortization of discount	25	(1)	26
Loss from disposal of assets	(5)	(3)	(2)
Total other expense	(24)	—	(24)
Net loss and comprehensive loss	$(12,835)	$(5,927)	$(6,908)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Preclinical	$311	$76	$235
Clinical trials	1,190	750	440
Manufacturing development	1,788	1,326	462
Personnel/overhead expenses	4,987	2,033	2,954
Total research and development expenses	$8,276	$4,185	$4,091

Research and development expenses increased to $8.3 million for the three months ended March 31, 2022 from $4.2 million for the three months ended March 31, 2021, primarily due to ongoing manufacturing and development costs for AU-011 and higher personnel expenses from growing headcount.

General and Administrative Expenses

General and administrative expenses increased to $4.5 million for the three months ended March 31, 2022 from $1.7 million for the three months ended March 31, 2021, primarily driven by personnel expenses, as well as increases in general corporate expenses related to operating as a public company.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of convertible preferred stock, and common stock. Through March 31, 2022, we have raised an aggregate of approximately $218.6 million of gross proceeds primarily from private placements of our equity and convertible preferred stock and warrants, as well as through the issuance of our common stock. In November 2021, we issued and sold a total of 6,210,000 shares in our IPO of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $14.00 per share for aggregate gross proceeds of $86.9 million. We received approximately $78.3 million in net proceeds after deducting underwriting discounts, commissions and offering expenses.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(15,200)	$(5,137)
Net cash used in investing activities	(25,498)	(71)
Net cash provided by financing activities	17	87,489
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(40,681)	$82,281

Operating Activities

During the three months ended March 31, 2022, net cash used in operating activities was $15.2 million, primarily due to our net loss of $12.8 million and decrease in accrued expenses and other liabilities related to less employee accrued compensation and clinical trial accruals, partially offset by the non-cash charge related to stock compensation expense.

During the three months ended March 31, 2021, net cash used in operating activities was $5.1 million, primarily due to our net loss of $6.0 million and a decrease in accrued expenses and other liabilities related to less clinical trial accruals partially offset by an increase in accounts payable due to growth in our business, the advancement of our product candidates, and the timing of vendor invoicing and payments.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 was $25.5 million due to purchases of property and equipment and marketable securities.

Net cash used in investing activities during the three months ended March 31, 2021 was $0.1 million due to purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $0.01 million from proceeds from stock options exercises.

During the three months ended March 31, 2021, net cash provided by financing activities was $87.5 million from the net proceeds from the sale of the second tranche of the Series D-2 preferred stock, net proceeds from the sale of Series E preferred stock, and proceeds from stock option exercises.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. As of March 31, 2022, we had cash and cash equivalents and marketable securities of $133.3 million. Based on our research and development plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Material Cash Requirements

The following table summarizes our contractual obligations and commitments as of March 31, 2022.

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments(1)	$850	$634	$216	$—	$—
Total	$850	$634	$216	$—	$—

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

There were no material changes to our contractual obligations and commitments during the three months ended March 31, 2022, from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on the Form 10-K.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

Recent Accounting Pronouncements

We assessed the recent accounting pronouncements for the three months ended March 31, 2022 and determined no pronouncements have material impact to the condensed consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2022, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully read and consider all of the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations and future prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

Risks Related to Our Financial Position, and Additional Capital Needs

We have incurred significant net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Our net losses were $12.8 million and $5.9 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $165.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly as we continue clinical development for AU-011 and continue to discover and develop additional product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We and our licensors rely on confidentiality agreements to protect unpatented know-how, technology and other proprietary information related to our product and process, to maintain our competitive position. For example, our licensor LI-COR maintains its manufacture of IRDye 700DX®dye molecules (used in AU-011) as a trade secret. Trade secrets and know-how can be difficult to protect. In particular, the trade secrets and know-how in connection with our development programs and other proprietary technology we may develop may over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology and the movement of personnel with scientific positions in academic and industry.

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

Based on the beneficial ownership of our common stock as of March 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 59.8% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Global economic uncertainty and unfavorable global economic conditions caused by political instability, changes in trade agreements and conflicts, such as the conflict between Russia and Ukraine, could adversely affect our business, financial condition, results of operations or prospects.

Our business, financial condition, results of operations or prospects could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, economic uncertainties in various global markets caused by political instability and conflict, or additional global financial crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock

On November 2, 2021, the Company completed its initial public offering, or the IPO, in which it issued and sold 5,400,000 shares of its common stock at a public offering price of $14.00 per share. The Company received net proceeds from the IPO of $67.8 million, after deducting underwriters’ discounts, commissions and estimated offering-related costs. In connection with the IPO, the Company granted the underwriters a 30-day option to purchase an additional 810,000 shares. On November 8, 2021, the underwriters exercised the option in full and the Company issued 810,000 shares of common stock for aggregate net proceeds of $10.5 million after deducting underwriter discounts and commissions of $0.8 million.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Tenth Amended and Restated Certificate of Incorporation of Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrants’ Annual Report on Form 10-K (File No. 001-40971).

3.2	Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrants’ Annual Report on Form 10-K (File No. 001-40971).
4.2	Fifth Amended and Restated Investors’ Rights Agreement (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-260156)).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aura Biosciences, Inc.

Date: May 12, 2022	By:	/s/ Elisabet de los Pinos
Elisabet de los Pinos
President and Chief Executive Officer

Date: May 12, 2022	By:	/s/ Julie Feder
Julie Feder
Chief Financial Officer