Form 10-Q
period 2022-06-30
Aura Biosciences, Inc.
filed 2022-08-11
CIK 1501796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-40971

AURA BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	32-0271970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
80 Guest Street Boston, MA	02135
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 500-8864

85 Bolton Street, Cambridge, Massachusetts 02140

(Former Name or Former Address, if Changed Since Last Report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 8, 2022, the registrant had 29,273,647 shares of common stock, $0.00001 par value per share, outstanding.

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
•
We are heavily dependent on the success of belzupacap sarotalocan (AU-011), our only product candidate to date.
•
If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for belzupacap sarotalocan, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.
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
•
We currently rely on third-party contract manufacturing organizations, or CMOs, for the production of clinical supply of belzupacap sarotalocan and may continue to rely on CMOs for the production of commercial supply of belzupacap sarotalocan, if approved. This reliance on CMOs increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.
•
If belzupacap sarotalocan or any future product candidates do not achieve broad market acceptance, the revenue that we generate from their sales may be limited, and we may never become profitable.
•
If the market opportunity for belzupacap sarotalocan is smaller than we estimate or if any regulatory approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.
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
•
the effect of the ongoing COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and clinical trials and any future studies or trials; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aura Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$53,849	$149,063
Marketable securities	68,282	—
Restricted cash and deposits	28	23
Prepaid expenses and other current assets	5,510	4,618
Total current assets	127,669	153,704
Restricted cash and deposits, net of current portion	893	125
Right of use assets - operating lease	656	950
Property and equipment, net	5,803	5,251
Total Assets	$135,021	$160,030
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,198	2,401
Short-term operating lease liability	633	615
Accrued expenses and other current liabilities	3,981	4,256
Total current liabilities	5,812	7,272
Long-term operating lease liability	51	360
Warrant liability	67	83
Total Liabilities	5,930	7,715
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.00001 par value, 150,000,000 authorized at June 30, 2022 and December 31, 2021, and 29,266,848 and 29,211,643 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	307,659	304,452
Accumulated deficit	(178,440)	(152,137)
Accumulated other comprehensive loss	(128)	—
Total Stockholders’ Equity	129,091	152,315
Total Liabilities and Stockholders’ Equity	$135,021	$160,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Expenses:
Research and development	$9,510	$6,632	$17,786	$10,817
General and administrative	4,306	$2,169	8,841	3,911
Total operating expenses	13,816	8,801	26,627	14,728
Total operating loss	(13,816)	(8,801)	(26,627)	(14,728)
Other income (expense):
Change in fair value of warrant liability	61	(3)	16	1
Change in fair value of derivative liability	—	(52)	—	(52)
Interest income, including amortization and accretion income	292	4	319	3
Other expense	(5)	—	(11)	(3)
Total other income (expense)	348	(51)	324	(51)
Net loss	(13,468)	(8,852)	(26,303)	(14,779)
Net loss attributable to common stockholders—basic and diluted (Note 13)	(13,468)	(12,480)	(26,303)	(20,738)
Net loss per share attributable to common stockholders—basic and diluted	(0.46)	(28.53)	(0.90)	(49.49)
Weighted average common stock outstanding—basic and diluted	29,251,480	437,464	29,232,661	419,059
Comprehensive loss:
Net loss	$(13,468)	$(8,852)	$(26,303)	$(14,779)
Other comprehensive items:
Unrealized loss on marketable securities	(123)	—	(128)	—
Total other comprehensive loss	(123)	—	(128)	—
Total comprehensive loss	$(13,591)	$(8,852)	$(26,431)	$(14,779)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Convertible Preferred Stock																Additional		Total
	Series A		Series A-1		Series A-2		Series B		Series C-1 and C-2		Series D-1 and D-2		Series E		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	1,701,141	$3,368	3,298,732	$7,837	4,324,998	$5,373	22,531,819	$20,806	91,327,903	$41,099	72,348,452	$49,593	—	$—	381,123	$—	$8,173	$(116,886)	$(108,713)
Issuance of Series D Tranche 2, convertible preferred stock, net of issuance costs of $18	—	—	—	—	—	—	—	—	—	—	10,128,771	6,982	—	—	—	—	—	—	—
Issuance of Series E convertible preferred stock, net of issuance costs of $232	—	—	—	—	—	—	—	—	—	—	—	—	102,671,041	80,251	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	185	—	185
Stock option exercises	—	—	—	—	—	—	—	—	—	—	—	—	—	—	54,296	—	265	—	265
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,927)	(5,927)
Balance, March 31, 2021	1,701,141	$3,368	3,298,732	$7,837	4,324,998	$5,373	22,531,819	$20,806	91,327,903	$41,099	82,477,223	$56,575	102,671,041	$80,251	435,419	$—	$8,623	$(122,813)	$(114,190)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	271	—	271
Stock option exercises	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,649	—	20	—	20
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,852)	(8,852)
Balance, June 30, 2021	1,701,141	$3,368	3,298,732	$7,837	4,324,998	$5,373	22,531,819	$20,806	91,327,903	$41,099	82,477,223	$56,575	102,671,041	$80,251	439,068	$—	$8,914	$(131,665)	$(122,751)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss Amount	Equity
Balance, December 31, 2021	29,211,643	$—	$304,452	$(152,137)	$—	$152,315
Stock-based compensation expense	—	—	1,594	—	—	1,594
Stock option exercises	5,593	—	17	—	—	17
Unrealized loss on marketable securities	—	—	—	—	(5)	(5)
Net loss	—	—	—	(12,835)	—	(12,835)
Balance, March 31, 2022	29,217,236	$—	$306,063	$(164,972)	$(5)	$141,086
Stock-based compensation expense	—	—	1,287	—	—	1,287
Stock option exercises	49,612	—	309	—	—	309
Unrealized loss on marketable securities	—	—	—	—	(123)	(123)
Net loss	—	—	—	(13,468)	—	(13,468)
Balance, June 30, 2022	29,266,848	$—	$307,659	$(178,440)	$(128)	$129,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(26,303)	$(14,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	552	385
Change in fair value of warrant liability	(16)	(1)
Change in fair value of derivative liability	—	52
Stock-based compensation expense	2,881	456
Accretion on marketable securities	(143)	—
Other	(4)	(1)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(892)	396
Accounts payable	(1,515)	1,612
Accrued expenses and other liabilities	(388)	246
Net cash used in operating activities	(25,828)	(11,634)
Cash flows from investing activities:
Purchases of property and equipment	(673)	(733)
Purchase of marketable securities	(71,266)	—
Maturities of marketable securities	3,000	—
Net cash used in investing activities	(68,939)	(733)
Cash flows from financing activities:
Proceeds from exercise of stock options	326	285
Proceeds from issuance of Series D convertible preferred stock, net of issuance costs	—	6,982
Proceeds from issuance of Series E convertible preferred stock, net of issuance costs	—	80,246
Payment made for deferred offering costs	—	(280)
Net cash provided by financing activities	326	87,233
Net (decrease) increase in cash, cash equivalents and restricted cash	(94,441)	74,866
Cash, cash equivalents and restricted cash at beginning of period	149,211	17,487
Cash, cash equivalents and restricted cash at end of period	$54,770	$92,353
Supplemental disclosure of cash flow information:
Purchases of property and equipment in accounts payable and accrued expenses and other liabilities	$426	$152
Initial measurement of right-of-use assets and lease liabilities for operating lease	$—	$536
Remeasurement of right-of-use assets and lease liabilities for lease modification	$—	$390
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$516
Deferred offering costs in accounts payable	$—	$55

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents, end of period	$53,849	$92,197
Short-term restricted cash, end of period	28	31
Long-term restricted cash, end of period	893	125
Cash, cash equivalents and restricted cash at end of period	$54,770	$92,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Aura Biosciences, Inc. (the “Company” or “Aura”) is a clinical-stage biotechnology company leveraging its novel targeted oncology platform to develop a potential new standard of care across multiple cancer indications, with an initial focus on ocular and urologic oncology. Within these unaudited condensed consolidated financial statements, unless the context otherwise requires, references to the Company or Aura refer to Aura Biosciences, Inc and its subsidiary on a consolidated basis. The Company’s proprietary platform enables the targeting of a broad range of solid tumors using Virus-Like Particles, or VLPs, that are manufactured using standard recombinant protein technology. These synthetic VLPs can be conjugated with drugs or loaded with nucleic acids to create Virus-Like Drug Conjugates, or VDCs. The Company’s VDCs are largely agnostic to tumor type and can recognize a surface marker, known as HSPGs, that are specifically modified and more broadly expressed on many tumors. The Company is developing belzupacap sarotalocan, its first VDC product candidate for the first line treatment of primary choroidal melanoma, a rare disease with no drugs approved. The Company is also developing belzupacap sarotalocan for additional ocular oncology indications, including choroidal metastases, and in non-muscle invasive bladder cancer, or NMIBC. Aura’s team combines expertise in cancer cell biology, ophthalmology, and targeted therapies together with experience in the development and commercialization of orphan products for significant unmet medical needs. Aura’s headquarters are located in Boston, Massachusetts.

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

Liquidity

Through June 30, 2022, the Company has funded its operations primarily with proceeds from the initial closing and additional closings of its convertible preferred stock financings, through its license agreements, and through its IPO. The Company has incurred recurring losses and negative operating cash flows from operations since its inception, including net losses of $26.3 million and $14.8 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company had cash and cash equivalents and marketable securities of $122.1 million and an accumulated deficit of $178.4 million. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these unaudited condensed consolidated financial statements for the six months ended June 30, 2022, the Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these condensed consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The financial data and other information disclosed in these notes related to the three months and six months ended June 30, 2022 and 2021 are also unaudited. The unaudited condensed results of operations are not necessarily indicative of the operating results that may occur for the full fiscal year ending December 31, 2022. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission, or the SEC. Management believes that the disclosures provided here are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021, in the Company's Annual Report on Form 10-K filed with the SEC on March 23, 2022. There have been no changes to the Company's significant accounting policies except as noted below.

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

Recently Adopted Accounting Pronouncements

The Company assessed the recent accounting pronouncements for the six months ended June 30, 2022 and determined no pronouncements have material impact to the condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which was subsequently amended in November 2018 through ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses.” ASU No. 2016-13 will require entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financing receivables, debt securities and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for losses for receivables that are current with respect to their payment terms. ASU No. 2018-19 further clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment from receivables of operating leases should be accounted for in accordance with Topic 842, Leases. As per the latest ASU 2020-02, FASB deferred the timelines for certain small public and private entities, thus the new guidance will be adopted by the Company for the annual reporting period beginning January 1, 2023, including interim periods within that annual reporting period. The standard will apply as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company does not expect adoption of this new guidance to have a material impact on its results of operations, financial condition, and financial statement disclosures.

3. Fair Value of Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2022 and December 31, 2021 (in thousands):

Description	June 30, 2022	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$50,851	$50,851	$—	$—
Marketable securities:
Commercial paper	30,735	—	30,735	—
Corporate bonds	20,580	—	20,580	—
U.S. Government agencies	16,967	—	16,967	—
Total financial assets	$119,133	$50,851	$68,282	$—
Financial liabilities
Warrant Liability	$67	$—	$—	$67
Total financial liabilities	$67	$—	$—	$67

Description	December 31, 2021	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$24,063	$24,063	$—	$—
Total financial assets	$24,063	$24,063	$—	$—
Financial liabilities
Warrant Liability	$83	$—	$—	$83
Total financial liabilities	$83	$—	$—	$83

The fair value of the warrant liability was determined based on Level 3 inputs and utilizing the Black-Scholes option pricing model (see Note 10). Significant changes to these assumptions would result in increases or decreases to the fair value of the warrant liability.

During the six months ended June 30, 2022 and 2021, there were no transfers into or out of Level 3.

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

Common Stock (12,686 warrants)
Fair value at December 31, 2021	$83
Change in fair value	(16)
Fair value at June 30, 2022	$67

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Assets under construction	$2,179	$2,365
IT equipment	85	85
Leasehold improvements	13	13
Lab equipment	6,751	5,489
Office furniture	63	63
	$9,091	$8,015
Less—accumulated depreciation	(3,288)	(2,764)
Property and equipment, net	$5,803	$5,251

Depreciation expense was $0.3 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was $0.6 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid insurance	$1,083	$2,734
Prepaid research and development expenses	4,118	1,754
Prepaid license agreements	48	64
Other	261	66
Prepaid expenses and other current assets	$5,510	$4,618

6. Marketable Securities

Marketable securities consist of the following (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$30,735	$—	$—	$30,735
Corporate bonds	20,686	—	(106)	$20,580
U.S. Government agencies	16,989	—	(22)	$16,967
Total	$68,410	$—	$(128)	$68,282

There were no impairments of the Company’s assets measured and carried at fair value during the six months ended June 30, 2022.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued research and development expenses	$1,594	$1,686
Accrued compensation	1,887	2,147
Other	500	423
Accrued expenses and other current liabilities	$3,981	$4,256

8. Equity

The Company had 150,000,000 authorized shares of common stock, par value $0.00001 per share, of which 29,266,848 and 29,211,643 shares were issued and outstanding at June 30, 2022 and December 31, 2021, respectively.

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

Stock Options

With the transfer of the available options from the 2018 Plan to the 2021 Plan, there were 3,570,917 options available for grant under the 2021 Plan at June 30, 2022.

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

The following table summarizes stock option activity under the 2018 Plan and 2021 Plan for the six months ended June 30, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	4,232,991	$7.43	8.66	$40,437
Granted	269,997	17.38
Exercised	(55,205)	5.90
Cancelled/Forfeited	(312,571)	11.06
Outstanding at June 30, 2022	4,135,212	$7.82	8.32	$27,145
Exercisable at June 30, 2022	1,457,054	$4.18	6.89	$14,575

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2022 and 2021 was $11.56 and $3.56 per share, respectively. The fair value of options vested during the six months ended June 30, 2022 and 2021 was $1.2 million and $0.5 million, respectively. The total intrinsic value of options exercised was $0.6 million and $0.01 million for the six months ended June 30, 2022 and 2021, respectively.

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

The fair value of the stock options issued for the six months ended June 30, 2022 and 2021 was measured with the following weighted-average assumptions:

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021
Risk-free interest rate	2.53%	1.07%	3.09%	1.07%
Expected term (years)	5.90	6.01	5.84	6.01
Expected volatility of the underlying stock	75.44%	74.37%	76.85%	74.43%
Expected dividend rate	—%	—%	—%	—%

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder.

A summary of the restricted stock units activity during the six months ended June 30, 2022 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	231,920	$14.00
Forfeited	(24,987)	14.00
Unvested at June 30, 2022	206,933	$14.00

As a result of the 2021 Equity Incentive Plan, the Company granted restricted stock units which vest in increments of 25% annually over a period of four years. No restricted stock units vested during the six months ended June 30, 2022.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$465	$62	$1,020	$106
General and administrative	822	$209	1,861	350
Total	$1,287	$271	$2,881	$456

As of June 30, 2022, there was $14.9 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.87 years.

As of June 30, 2022, there was $2.4 million of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.33 years.

10. Common Stock Warrants

In February 2015 and May 2015, the Company issued warrants to purchase 1,650,098 and 887,536 shares of Series B convertible preferred stock, respectively, at an exercise price of $1.24235 per share (the "Series B Warrants"). Each Series B Warrant was immediately exercisable and expires ten years from the original date of issuance. Pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity, the Series B Warrants were classified as a liability and are re-measured to fair value at each balance sheet date and immediately prior to exercise. A total of 173,827 of the Series B Warrants were outstanding as of June 30, 2021. The Series B Warrants were converted into warrants to purchase 12,686 shares of common stock with an exercise price of $17.03 upon the completion of the IPO in November 2021. A total of 12,686 of the common stock warrants remained outstanding as of June 30, 2022.

The warrants were valued using the Black-Scholes option pricing model. The estimated fair value of the warrants and the significant assumptions used were as follows:

Common Stock Warrants	June 30, 2022

Fair value	$14.17
Volatility	85.11%
Expected term (years)	2.66
Risk free rate	2.99%
Dividend yield	7.00%

11. Compensation

In January 2012, the Company adopted the Aura Biosciences 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 100% of the first 6% of employee contributions. The Company made matching contributions in the amount of $0.3 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively.

12. Commitments and Contingencies

Lease Commitments

The Company has historically entered into lease arrangements for its facilities. The Company has one operating lease for its office and laboratory facility with required future minimum payments. The lease does not contain any options to renew, terminate, or purchase the underlying asset.

On March 31, 2021, the Company executed an amendment to the facility lease which included an extension of the expiration date of the original leased premises, the addition of 4,516 square feet of laboratory space with a commencement date of May 1, 2021, and the addition of 1,000 square feet of laboratory space with a commencement date of June 15, 2021. The lease term for the original and new spaces will expire on July 31, 2023, with an option to renew for an additional 12 months.

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

On May 16, 2022, the Company entered into an office and laboratory lease in Boston, MA with an initial 10-year term and one renewal option to extend the lease for an additional seven years. Estimated payments due under the initial term total $35.2 million. The lease requires a letter of credit totaling $0.8 million which is classified as long-term restricted cash and deposits on the condensed consolidated balance sheet. The landlord will reimburse the Company up to $0.5 million for certain costs related to expansion of the laboratory space. As of June 30, 2022, the Company has not received access to the space and construction plans have not started. In addition, as of June 30, 2020, there are no right of use assets and lease liabilities on the condensed consolidated balance sheet. The term of the lease commenced on August 1, 2022.

The Company also leases office and laboratory equipment for which the related expense is immaterial.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s leases for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease Cost
Amortization of finance right-of-use assets	$—	$3	$—	$11
Operating lease costs	155	129	309	216
Variable lease costs	161	76	337	142
Short-term lease costs	2	—	4	—
Total lease costs	$318	$208	$650	$369

Cash paid for amounts included in the measurement of lease liability—finance leases	$—	$15
Cash paid for amounts included in the measurement of lease liability—operating leases	$305	$214
Weighted-average remaining lease term—finance leases (years)	—	—
Weighted-average remaining lease term—operating leases (years)	1.08	2.08
Weighted-average discount rate—finance leases	—	7.94%
Weighted-average discount rate—operating leases	3.51%	3.51%

The following table reconciles the future minimum commitments to the Company’s operating lease liabilities at June 30, 2022 (in thousands): The table does not include the Boston lease entered into as the lease commenced on August 1, 2022.

Operating lease payments as of June 30, 2022
2022	$319
2023	377
Thereafter	—
Total lease payments	696
Less: interest	(12)
Total operating lease liabilities at June 30, 2022	684
Less: current portion of lease liabilities	633
Lease liabilities, net of current portion	$51

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

The Company recognized no expenses related to this agreement and related amendments for the three and six months ended June 30, 2022 and 2021, respectively.

LI-COR Non-Exclusive License and Supply Agreement

In December 2014, the Company entered into a Non-Exclusive License Agreement with LI-COR for the supply of IRDye 700DX to the Company for the treatment and diagnosis of non-ocular solid tumor cancers in humans. Under the 2014 Non-Exclusive, the Company paid a license issue fee of $0.03 million on the effective date. The Company must also pay LI-COR a non-refundable, non-creditable fee of $0.03 million per each licensed product upon pre-IND designation, as defined of such licensed product, aggregate milestone payments of up to $0.3 million upon certain regulatory and development milestones; and during the term, the Company must pay LI-COR a low-single digit percentage royalty on net sales. LI-COR receives 10% of all sublicensee income within 30 days of the Company’s receipt from the sublicensee. The 2014 Non-Exclusive Agreement also required the Company to make certain payments upon the achievement of specified development and commercial milestones of up to $0.4 million in aggregate. During the six months ended June 30, 2022 and 2021, the Company recognized immaterial milestones related to this agreement.

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

During the six months ended June 30, 2022 and 2021, the Company recognized $0.05 million and $0.03 million of expenses related to this agreement.

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

National Institute of Health (NIH)-Collaboration Research and Development Agreement

In July 2011, the Company entered into a Collaboration Research and Development Agreement (CRADA), with Dr. John Schiller at the NIH, for a period of two years with the rights to an exclusive license to all technology generated within the collaboration. Under this agreement, the Company is required to make annual payments of $0.03 million to fund the research activities, the first payment of which was paid within 30 days of the effective date. Subsequent payments are due within 30 days of the anniversary of the effective date. This agreement was first amended in 2012, 2013, 2014, 2015, 2016, 2018 and most recently in September of 2020. During the six months ended June 30, 2022 and 2021, the Company paid $nil million and $0.03 million of research collaboration fees related to this agreement.

A seventh amendment was made in October 2020, requiring payment of $0.04 million within 30 days of October 1, 2020, and another $0.03 million within 30 days of the 10th anniversary of the CRADA, which was paid in July 2021. This seventh amendment extended the term of the CRADA to September 30, 2022.

The Company recognized no milestones related to this agreement and related amendments for the six months ended June 30, 2022 and 2021.

National Institute of Health (NIH)-Exclusive Patent License Agreement

In September 2013, the Company entered into an exclusive patent license agreement (the “NIH Exclusive License Agreement”) with the NIH, that required the Company to pay a license issue royalty of $0.1 million and reimburse the NIH for any patent expenses incurred. Under the agreement, the Company is required to make low single-digit percentage royalty payments based on specified levels of annual net sales of licensed products subject to certain specified reductions. The Company is required to make development and regulatory milestone payments of up to $0.7 million in aggregate and sales milestone payments up to $0.6 million in the aggregate. The Company is also required to pay NIH a mid-single to low teen-digit percentage of any sublicensing revenue the Company receives. Additionally, the Company’s payment obligations to the NIH are subject to an annual minimum royalty payment of low five figures. The Company recognized no expenses for patent licensing fees for the six months ended June 30, 2022 and 2021.

In 2015, 2018 and 2019, the Company amended its exclusive patent license to include updates on the status of the commercial development and update/expand the list of licensed patents and patent applications. Each of those amendments required a $0.03 million payment that the Company paid.

Inserm-Transfert License Agreement

In November 2009, the Company entered into an exclusive, royalty-bearing patent license agreement with Inserm-Transfert of France. The agreement expires on a country by country basis based on the last to expire any patent encompassed within the scope of the patent rights or 10 years from the date of the first commercial sales by the Company, whichever is later. The IND filing milestone of €0.01 million was accrued in 2016 and paid in 2017 by the Company. The milestones for the successful Phase I, II and III clinical trials are based on receiving a final report and achieving the primary endpoints defined in that trial, and those milestones have not been achieved as of June 30, 2022. Upon the sublicense by the Company of a product for which royalties are payable under the agreement, low- to mid-single-digit royalty payments would be due by the Company. The non-milestone payments in this agreement are subject to an anti-stacking clause. The Company did not incur any expense in the six months ended June 30, 2022 and 2021.

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

The Company recognized no expenses related to this agreement and related amendments for the six months ended June 30, 2022 and 2021.

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

The Company has calculated basic and diluted net loss per share for the three and six months ended June 30, 2022 and 2021 as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(13,468)	$(8,852)	$(26,303)	$(14,779)
Less: Accruals of dividends of preferred stock	—	(3,628)	—	(5,959)
Net loss attributable to common stockholders—basic and diluted	$(13,468)	$(12,480)	$(26,303)	$(20,738)
Denominator:
Weighted-average common stock outstanding	29,251,480	437,464	29,232,661	419,059
Net loss per share attributable to common stockholders—basic and diluted	$(0.46)	$(28.53)	$(0.90)	$(49.49)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been antidilutive:

	Six Months Ended June 30,
	2022	2021
Convertible preferred stock	—	22,550,561
Stock options to purchase common stock	4,135,212	2,908,580
Restricted stock units that vest into common stock	206,933	—
Warrants to purchase preferred stock	—	12,686
Warrants to purchase common stock	12,686	—
Total potential dilutive shares	4,354,831	25,471,827

14. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2022 as the Company incurred losses for the three and six months ended June 30, 2022, and is forecasting additional losses through the remainder of fiscal year ending December 31, 2022, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2022. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of June 30, 2022, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

15. Subsequent Events

Subsequent events have been evaluated through the date of filing of the unaudited condensed consolidated financial statements. The Company has identified the following subsequent events that require disclosure.

Boston Lease

On May 16, 2022, the Company entered into an office and laboratory lease in Boston, MA with an initial 10-year term and one renewal option to extend the lease for an additional seven years. Estimated payments due under the initial term total $35.2 million. The lease requires a letter of credit totaling $0.8 million which is classified as long-term restricted cash and deposits on the condensed consolidated balance sheet. The landlord will reimburse the Company up to $0.5 million for certain costs related to expansion of the laboratory space. The term of the lease commenced on August 1, 2022.

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

Overview

We are a clinical-stage biotechnology company leveraging our novel targeted oncology platform to develop a potential new standard of care across multiple cancer indications, with an initial focus on ocular and urologic oncology. Our proprietary platform enables the targeting of a broad range of solid tumors using Virus-Like Particles, or VLPs, that can be conjugated with drugs or loaded with nucleic acids to create Virus-Like Drug Conjugates, or VDCs. Our VDCs are largely agnostic to tumor type and can recognize a surface marker, known as heparan sulfate proteoglycans, or HSPGs, that are specifically modified and broadly expressed on many tumors. Belzupacap sarotalocan, our first VDC candidate, is being developed for the first line treatment of primary choroidal melanoma, a rare disease with no drugs approved. We have completed a Phase 1b/2 trial using intravitreal administration that has demonstrated a statistically significant growth rate reduction in patients with prior active growth and high levels of tumor control with visual acuity preservation in a majority of patients, as assessed using clinical endpoints in alignment with the feedback from U.S. Food and Drug Administration, or the FDA. These data supported advancement into a Phase 2 dose escalation trial, where we are currently evaluating suprachoroidal, or SC, administration of belzupacap sarotalocan. We plan to present six to twelve-month safety and efficacy data from this trial in 2022 and make a decision on the route of administration to initiate a pivotal trial in the second half of 2022. We are also developing belzupacap sarotalocan for additional ocular oncology indications and plan to file an IND in the United States in the second half of 2022 for choroidal metastases. Leveraging our VDCs’ broad tumor targeting capabilities and having received fast track designation by the FDA for belzupacap sarotalocan for the treatment of non-muscle invasive bladder cancer, or NMIBC, we intend to initiate a Phase 1 trial in NMIBC, our first non-ophthalmic solid tumor indication, in the third quarter of 2022 and plan to present initial data from this trial in 2023.

We were incorporated as a Delaware corporation in 2009 and, as of August 1, 2022, our headquarters are located in Boston, Massachusetts. Since our inception, we have focused our efforts on identifying and developing potential product candidates, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, conducting discovery, research and development activities and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue to date. We have funded our operations primarily through the sale of convertible preferred stock, common stock, and warrants. From inception through June 30, 2022, we have raised an aggregate of approximately $218.9 million of gross proceeds primarily from private placements of our equity and convertible preferred stock as well as through the issuance of our common stock. In November 2021, we issued and sold 6,210,000 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $14.00 per share for aggregate gross proceeds of $86.9 million in our initial public offering. We received approximately $78.3 million in net proceeds after deducting underwriting discounts, commissions and offering expenses.

We have incurred significant operating losses in every year since our inception in 2009 and have not generated any revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $26.3 million and $14.8 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $178.4 million. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

▪
conduct our current and future clinical trials of belzupacap sarotalocan;
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

As of June 30, 2022, we had cash and cash equivalents and marketable securities of $122.1 million. We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources” below.

Impact of the Ongoing COVID-19 Pandemic

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our belzupacap sarotalocan program, and include:

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
▪
the cost of manufacturing belzupacap sarotalocan, including the potential cost of CMOs that manufacture product for use in our preclinical studies and clinical trials and perform analytical testing, scale-up and other services in connection with our development activities;
▪
costs associated with preclinical activities and development activities;
▪
costs associated with our intellectual property portfolio;
▪
costs related to compliance with regulatory requirements; and
▪
allocated expenses for utilities and other facility-related costs.

We expense research and development costs as incurred. Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses. We allocate our direct external research and development costs across the entire belzupacap sarotalocan program. Preclinical expenses consist of external research and development costs associated with activities to support our current and future clinical programs, but are not allocated by specific indications due to the overlap of the potential benefit of those efforts across the entire belzupacap sarotalocan program.

Research and development activities are central to our business. We expect that our research and development expenses will increase for the foreseeable future as we continue clinical development for belzupacap sarotalocan and continue to discover and develop additional product candidates. If any of our product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$9,510	$6,632	$2,878
General and administrative	4,306	2,169	2,137
Total operating expenses	13,816	8,801	5,015
Loss from operations	(13,816)	(8,801)	(5,015)
Other income (expense):
Change in fair value of warrant liability	61	(3)	64
Change in fair value of derivative liability	—	(52)	52
Interest income, including amortization of discount	292	4	288
Other expense	(5)	—	(5)
Total other income (expense)	348	(51)	399
Net loss	$(13,468)	$(8,852)	$(4,616)
Other comprehensive items:
Unrealized loss on marketable securities	(123)	—	(123)
Total other comprehensive loss	(123)	—	(123)
Net loss and comprehensive loss	$(13,591)	$(8,852)	$(4,739)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Preclinical	$472	$194	$278
Clinical trials	1,115	741	374
Manufacturing development	2,416	2,885	(469)
Personnel/overhead expenses	5,507	2,812	2,695
Total research and development expenses	$9,510	$6,632	$2,878

Research and development expenses increased to $9.5 million for the three months ended June 30, 2022 from $6.6 million for the three months ended June 30, 2021, primarily due to ongoing preclinical costs, clinical costs for belzupacap sarotalocan, and higher personnel expenses from growing headcount.

General and Administrative Expenses

General and administrative expenses increased to $4.3 million for the three months ended June 30, 2022 from $2.2 million for the three months ended June 30, 2021, primarily driven by personnel expenses, as well as increases in general corporate expenses related to operating as a public company.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$17,786	$10,817	$6,969
General and administrative	8,841	3,911	4,930
Total operating expenses	26,627	14,728	11,899
Loss from operations	(26,627)	(14,728)	(11,899)
Other income (expense):
Change in fair value of warrant liability	16	1	15
Change in fair value of derivative liability	—	(52)	52
Interest income, including amortization of discount	319	3	316
Other expense	(11)	(3)	(8)
Total other income (expense)	324	(51)	375
Net loss	$(26,303)	$(14,779)	$(11,524)
Other comprehensive items:
Unrealized loss on marketable securities	(128)	—	(128)
Total other comprehensive loss	(128)	—	(128)
Net loss and comprehensive loss	$(26,431)	$(14,779)	$(11,652)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Preclinical	$777	$270	$507
Clinical trials	2,311	1,491	820
Manufacturing development	4,204	4,211	(7)
Personnel/overhead expenses	10,494	4,845	5,649
Total research and development expenses	$17,786	$10,817	$6,969

Research and development expenses increased to $17.8 million for the six months ended June 30, 2022 from $10.8 million for the six months ended June 30, 2021, primarily due to ongoing preclinical costs, clinical costs for belzupacap sarotalocan, and higher personnel expenses from growing headcount.

General and Administrative Expenses

General and administrative expenses increased to $8.8 million for the six months ended June 30, 2022 from $3.9 million for the six months ended June 30, 2021, primarily driven by personnel expenses, as well as increases in general corporate expenses related to operating as a public company.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of convertible preferred stock, and common stock. Through June 30, 2022, we have raised an aggregate of approximately $218.9 million of gross proceeds primarily from private placements of our equity and convertible preferred stock and warrants, as well as through the issuance of our common stock. In November 2021, we issued and sold a total of 6,210,000 shares in our IPO of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $14.00 per share for aggregate gross proceeds of $86.9 million. We received approximately $78.3 million in net proceeds after deducting underwriting discounts, commissions and offering expenses.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(25,828)	$(11,634)
Net cash used in investing activities	(68,939)	(733)
Net cash provided by financing activities	326	87,233
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(94,441)	$74,866

Operating Activities

During the six months ended June 30, 2022, net cash used in operating activities was $25.8 million, primarily due to our net loss of $26.3 million and decrease in accounts payable related to the timing of vendor invoicing and payments, partially offset by the non-cash charge related to stock compensation expense.

During the six months ended June 30, 2021, net cash used in operating activities was $11.6 million, primarily due to our net loss of $14.8 million offset by an increase in accounts payable related to the timing of vendor invoicing and payments, partially offset by the non-cash charge related to stock compensation expense.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022 was $68.9 million due to purchases of marketable securities and purchases of property and equipment offset by maturities of marketable securities.

Net cash used in investing activities during the six months ended June 30, 2021 was $0.7 million due to purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $0.3 million from proceeds from stock options exercises.

During the six months ended June 30, 2021, net cash provided by financing activities was $87.2 million from the net proceeds from the sale of the second tranche of the Series D-2 preferred stock, net proceeds from the sale of Series E preferred stock, and proceeds from stock option exercises offset by deferred offering cost payments.

Funding Requirements

Our plan of operation is to continue implementing our business strategy, continue research and development of belzupacap sarotalocan and any other product candidates we may acquire or develop and continue to expand our research pipeline and our internal research and development capabilities. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our current and future product candidates. In addition, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or terminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

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
▪
addressing any potential interruptions or delays resulting from factors related to the ongoing COVID-19 pandemic;
▪
the effect of competing technological and market developments; and
▪
the extent to which we acquire or invest in businesses, products, and technologies.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. As of June 30, 2022, we had cash and cash equivalents and marketable securities of $122.1 million. Based on our research and development plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Material Cash Requirements

The following table summarizes our contractual obligations and commitments as of June 30, 2022.

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments(1)	$696	$643	$53	$—	$—
Total	$696	$643	$53	$—	$—

(1)
Amounts in the table above reflect payments due for our lease of office space in Cambridge, Massachusetts, that expires in July 2023.

On May 16, 2022, the Company entered into an office and laboratory lease in Boston, MA, with estimated payments due under the initial term total $35.2 million. Payments began on the lease commencement date of August 1, 2022.

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

There were no material changes to our contractual obligations and commitments during the six months ended June 30, 2022, from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on the Form 10-K.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies from those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

Recent Accounting Pronouncements

We assessed the recent accounting pronouncements for the six months ended June 30, 2022 and determined no pronouncements have material impact to the condensed consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2022, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Our net losses were $26.3 million and $14.8 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $178.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly as we continue clinical development for belzupacap sarotalocan and continue to discover and develop additional product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any product sales. We have no products approved for commercial sale, and do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:

▪
initiating and completing research regarding, and preclinical and clinical development of, belzupacap sarotalocan in primary choroidal melanoma and, additional oncology indications, including NMIBC, other research programs from our VDC technology platform and any future product candidates;
▪
obtaining marketing approval for belzupacap sarotalocan and any future product candidates for which we complete clinical trials;
▪
transferring our manufacturing process to a commercial contract development and manufacturing organization for belzupacap sarotalocan and any future product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third parties;
▪
launching and commercializing belzupacap sarotalocan and any future product candidates for which we obtain marketing approvals, either directly or with a collaborator or distributor;
▪
obtaining market acceptance of belzupacap sarotalocan and any future product candidates as viable treatment options;
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

Even if belzupacap sarotalocan or any future product candidates that we develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any such product candidate. Our expenses could increase beyond expectations if we are required by the FDA or comparable foreign regulatory authorities to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate.

If we are successful in obtaining regulatory approvals to market belzupacap sarotalocan or any future product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain marketing approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, the labels for belzupacap sarotalocan and any future product candidates contain significant safety warnings, regulatory authorities impose burdensome or restrictive distribution requirements, or the reasonably accepted patient population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are not able to generate revenue from the sale of any approved products, we could be prevented from or significantly delayed in achieving profitability.

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

Since our inception, we have used substantial amounts of cash to fund our operations, and our expenses will increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate and complete clinical trials of, and seek marketing approval for belzupacap sarotalocan. Identifying and developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Even if one or more of belzupacap sarotalocan or any future product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we are currently conducting or anticipate. Other unanticipated costs may also arise. Because the design and outcome of our current and planned clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of belzupacap sarotalocan or any future product candidates that we develop. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

Based on our current operating plan, we believe that our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditures into 2024. Advancing the development of belzupacap sarotalocan and other research programs will require a significant amount of capital. Our existing cash and cash equivalents will not be sufficient to fund belzupacap sarotalocan through regulatory approval, and we anticipate needing to raise additional capital to complete the development of and commercialize belzupacap sarotalocan. Our estimate as to how long we expect our existing cash and cash equivalents to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates. Disruptions in financial markets due to the ongoing COVID-19 pandemic or more recently due to unfavorable global economic conditions and inflationary pressures may make equity and debt financings more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. To the extent that we raise additional capital through the sale of equity or convertible preferred stock, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to commercialize belzupacap sarotalocan if and when approved and develop our product candidates.

Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our clinical trials, research and development programs, future commercialization efforts or other operations.

Recent volatility in capital markets may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness.

Our operations consume substantial amounts of cash, and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new solutions, retain or expand our current levels of personnel, improve our existing solutions, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:

▪
finance unanticipated working capital requirements;
▪
develop or enhance our technological infrastructure and our existing solutions;;
▪
pursue acquisitions or other strategic relationships; and
▪
respond to competitive pressures.

Accordingly, we may need to pursue equity or debt financings to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our businesses.

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

We rely on our team’s expertise in drug discovery, translational research and patient-driven precision medicine to develop our product candidates. Our business depends significantly on the success of this engine and the development and commercialization of the product candidates that we discover with this engine. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales in the near term, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

▪
successful and timely completion of preclinical and clinical development of belzupacap sarotalocan in indeterminate lesions and primary choroidal melanoma and additional oncology indications, other research programs from our VDC technology platform, and any other future programs;
▪
establishing and maintaining relationships with contract research organizations, or CROs, and clinical sites for the clinical development of belzupacap sarotalocan, other research programs from our VDC technology platform, and any other future programs;
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

Risks Related to the Discovery and Development of our Product Candidates

We are heavily dependent on the success of belzupacap sarotalocan, our only product candidate to date.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to development of belzupacap sarotalocan in multiple oncology indications, which is currently our only product candidate. Accordingly, our business currently depends heavily on the successful development, regulatory approval, and commercialization of belzupacap sarotalocan. We can provide no assurance that belzupacap sarotalocan will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of belzupacap sarotalocan or if belzupacap sarotalocan does not receive regulatory approval or fails to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever.

The research, testing, manufacturing, safety, efficacy, recordkeeping, labeling, approval, licensure, sale, marketing, advertising, promotion and distribution of belzupacap sarotalocan is, and will remain, subject to comprehensive regulation by the FDA and foreign regulatory authorities. Failure to obtain regulatory approval for belzupacap sarotalocan in the United States, Europe and other major markets around the world will prevent us from commercializing and marketing belzupacap sarotalocan in such jurisdictions.

Even if we were to successfully obtain approval from the FDA and foreign regulatory authorities for belzupacap sarotalocan, any approval might contain significant limitations related to use, including limitations on the stage or type of cancer belzupacap sarotalocan is approved to treat, as well as restrictions for specified age groups, warnings, precautions or contraindications, or requirement for a risk evaluation and mitigation strategy, or REMS. Any such limitations or restrictions could similarly impact any supplemental marketing approvals we may obtain for belzupacap sarotalocan. Furthermore, even if we obtain regulatory approval for belzupacap sarotalocan, we will still need to develop a commercial infrastructure or develop relationships with collaborators to commercialize, establish a commercially viable pricing structure and obtain coverage and adequate reimbursement from third-party payors, including government healthcare programs. If we, or any future collaborators, are unable to successfully commercialize belzupacap sarotalocan, we may not be able to generate sufficient revenue to continue our business.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for belzupacap sarotalocan, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted Investigational New Drug application, or IND, Premarket Approval, or PMA, biologics license application, or BLA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Because the activity of belzupacap sarotalocan in ocular melanoma requires a drug delivery device and activation by a laser, the regulatory complexity of the product candidate is greater than for products that don’t utilize a device, which creates uncertainties in the requirements for regulatory approval. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop based on the completed clinical trials. Additionally, due to the ongoing COVID-19 pandemic, the conduct of Advisory Committee meetings may be disrupted or delayed and the impact that may have on the overall timing of regulatory approvals is uncertain.

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

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA, the European Medicines Agency (EMA), or other regulatory agencies to market belzupacap sarotalocan or any future product candidate. Carrying out later-stage clinical trials is a complicated process. Our operations to date have been limited to financing and staffing our company, developing our technology and conducting preclinical research and Phase 1 and Phase 2 clinical trials for our product candidates, primarily related to our belzupacap sarotalocan program in indeterminate lesions and primary choroidal melanoma. We have not yet demonstrated an ability to successfully initiate or complete pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In order to complete later stage or pivotal trials, we will need to expand our clinical operations, CMC and regulatory capabilities, and we may be unable to recruit and train qualified personnel or sign a contract with a global clinical research organization to conduct the trials on our behalf. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to approval of belzupacap sarotalocan or future product candidates. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to approval of belzupacap sarotalocan or future product candidates. We may require more time to enroll patients and incur greater costs than our competitors and may not succeed in obtaining global regulatory approvals of product candidates that we develop. Furthermore, we may conduct our first pivotal trial based on an adaptive design, which could increase the time spent on or costs associated with this trial. We are in the process of transferring our intended commercial manufacturing process to our intended external contract development and manufacturing organization, or CDMO, commercial manufacturing site. During this transfer process, some modifications may be needed to ensure manufacturability and ability to scale-up the process to commercial batch sizes. We intend to perform an analytical comparability assessment between the current clinical process and the intended commercial process, however, if this analytical process comparability assessment is unsuccessful, clinical comparability may be required, which may result in delayed regulatory approval. We do not anticipate a change in formulation. However, failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical-stage biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

If we fail to develop additional product candidates, our commercial opportunity could be limited.

We expect to focus our resources on the development of belzupacap sarotalocan in the near term. Developing, obtaining marketing approval for, and commercializing any future product candidates will require substantial additional funding and will be subject to the risks of failure inherent in drug product development. We cannot assure you that we will be able to successfully advance any future product candidates through the development process.

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

Belzupacap sarotalocan is a biologic that requires the use of multiple devices, which may result in additional regulatory risks.

Belzupacap sarotalocan is a novel biologic for which the intended use requires activation by a laser, which is regulated as a medical device. We plan to file a single BLA for the review and approval of this combination in our initial target indication of indeterminate lesions and small choroidal melanoma, but subsequent indications and delivery systems may require different or additional applications for marketing authorization. In addition, consistent with recent FDA guidance as seen with the approval of Xipere, Clearside Biomedical’s SCS Microinjector® is also expected to be regulated as a medical device and suprachoroidal administration of belzupacap sarotalocan with this device is expected to constitute a combination product. As such, we may also include the SCS Microinjector in our BLA. There may be additional regulatory risks for biologic-device combination products. We may experience delays in obtaining regulatory approval of belzupacap sarotalocan given the increased complexity of the review process when approval of the product and a delivery device is sought under a single marketing application. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device. Devices are subject to the FDA design control device requirements which comprise among other things, design verification, design validation, and testing to assess performance, cleaning, and robustness. Delays in or failure of the studies conducted by us, or failure of our company, our collaborators, if any, or our third-party providers or suppliers to maintain compliance with regulatory requirements could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in belzupacap sarotalocan reaching the market.

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
▪
clinicians’ and patients’ awareness of, and perceptions as to the potential advantages and risks of belzupacap sarotalocan in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
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

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials. Belzupacap sarotalocan and any other product candidates we may develop may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. For example, belzupacap sarotalocan may not be effective at slowing or arresting tumor growth or may not preserve visual acuity in later stage trials. Even if belzupacap sarotalocan successfully slows or completely arrests tumor growth, this may not result in a reduction in the risk of metastasis. Additionally, any positive results generated in our ongoing clinical trials and preclinical studies would not ensure that we will achieve similar results in larger, pivotal clinical trials or in clinical trials of belzupacap sarotalocan in broader patient populations. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Furthermore, the failure of any product candidate to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of any other product candidates then under development and/or cause the FDA or other regulatory authorities to require additional testing before approving any other product candidates.

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

Additionally, we may utilize “open-label” trial designs or open-label extensions to our clinical trials in the future. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial or extension may not be predictive of future clinical trial results with belzupacap sarotalocan when studied in a controlled environment with a placebo or active control.

Belzupacap sarotalocan or any future product candidates may cause or reveal significant adverse events, toxicities or other undesirable side effects which may delay or prevent marketing approval. In addition, if we obtain approval for any of our product candidates, significant adverse events, toxicities or other undesirable side effects may be identified during post-marketing surveillance, which could result in regulatory action or negatively affect our ability to market the product.

Adverse events or other undesirable side effects caused by or associated with treatment by belzupacap sarotalocan or our future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign regulatory authorities. Although belzupacap sarotalocan has been evaluated in clinical trials, unexpected side effects may still arise in our ongoing or any future clinical trials. These side effects have included pigmentary changes around the tumor margin and vision loss.

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

▪
our reputation may suffer.

Moreover, if belzupacap sarotalocan or any of our future product candidates is associated with undesirable or unexpected side effects in clinical trials, we may elect to abandon or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate, even if it is approved.

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

Moreover, principal investigators for our trials involving belzupacap sarotalocan or any future clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site, and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.

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

We have obtained orphan designation for belzupacap sarotalocan for the treatment of uveal melanoma from the FDA and EMA, and we may seek additional orphan drug designations for some or all of our current or future product candidates in orphan indications in which there is a medically plausible basis for the use of these products. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

The FDA may reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

Similarly, in the EU, the European Commission grants designation after receiving the opinion of the Committee for Orphan Medicinal Products on a designation application. Orphan drug designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in Europe and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug. In Europe, orphan drug designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a ten-year period of marketing exclusivity, which precludes the EMA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable such that market exclusivity is no longer justified.

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

We have obtained fast track designation for belzupacap sarotalocan for the treatment of choroidal melanoma and for treatment of non-muscle invasive bladder cancer, and we may seek additional fast track designations for other product candidates we may develop. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Risks Related to Our Reliance on Third Parties

We expect to rely on third parties to conduct some of our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.

We currently rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct some aspects of our research, preclinical testing and clinical trials. We plan to use a clinical CRO for at least part of the potentially pivotal trial for belzupacap sarotalocan for the treatment of choroidal melanoma. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations. If we need to enter into alternative arrangements, our product development activities would be delayed.

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

We currently rely on third-party contract manufacturing organizations, or CMOs, for the production of clinical supply of belzupacap sarotalocan and may continue to rely on CMOs for the production of commercial supply of belzupacap sarotalocan, if approved. This reliance on CMOs increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We currently do not have any manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. Instead, we expect to rely on third parties for the manufacture of our product candidates and related raw materials for future pre-clinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. We are currently reliant on a single source for each of our regulatory starting materials, drug substance and drug product manufacturing for belzupacap sarotalocan.

We or our third-party suppliers or manufacturers may encounter shortages in the raw materials or active pharmaceutical ingredient, or API, necessary to produce belzupacap sarotalocan and future product candidates we may develop in the quantities needed for our clinical trials or, if belzupacap sarotalocan or any future product candidates we may develop are approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials or APIs, including shortages caused by the purchase of such raw materials or API, by our competitors or others. Even if raw materials or API are available, we may be unable to obtain sufficient quantities at an acceptable cost or quality. The failure by us or our third-party suppliers or manufacturers to obtain the raw materials or API necessary to manufacture sufficient quantities of belzupacap sarotalocan or any future product candidates we may develop could delay, prevent or impair our development efforts and may have a material adverse effect on our business. To date, we have only encountered minor delays in our manufacturing process due to a supply chain constraint with one of our vendors.

Reliance on third party manufacturers may expose us to different risks than if we were to manufacture clinical or commercial supply of our product candidates ourselves. The facilities used by third-party manufacturers to manufacture belzupacap sarotalocan or any future product candidates must be authorized by the FDA pursuant to inspections that will be conducted after we submit a BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of drug products and other laws and regulations. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and maintain regulatory approval for their manufacturing facilities. Some of our contract manufacturers may not have produced a commercially-approved product and therefore may not have obtained the requisite FDA approvals to do so. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Finding new CMOs or third-party suppliers involves additional cost and requires our management’s time and focus. In addition, there is typically a transition period when a new CMO commences work. Although we generally have not, and do not intend to, begin a clinical trial unless we believe we have on hand, or will be able to obtain, a sufficient supply of our product candidates to complete the clinical trial, any significant delay in the supply of our product candidates or the raw materials needed to produce our product candidates, could considerably delay conducting our clinical trials and potential regulatory approval of our product candidates. Additionally, any changes implemented by a new CMO could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of belzupacap sarotalocan and future product candidates and jeopardize our ability to commence product sales and generate revenue.

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
▪
production difficulties caused by unforeseen events that may delay the availability of one or more of the necessary raw materials or delay the manufacture of belzupacap sarotalocan or any future product candidates for use in clinical trials or for commercial supply, including as a result of the COVID-19 pandemic;
▪
supply or service disruptions or increased costs that are beyond our control;
▪
misappropriation of our proprietary information, including our trade secrets and know-how; and
▪
termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Belzupacap sarotalocan and any other product candidates that we may develop may compete with other product candidates and products for access to manufacturing facilities. Additionally, since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have been granted Emergency Use Authorization, and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time-consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or on terms acceptable to us. Our current and anticipated future dependence upon others for the manufacture of belzupacap sarotalocan or any other future product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Risks Related to Commercialization

If belzupacap sarotalocan or any future product candidates do not achieve broad market acceptance, the revenue that we generate from their sales may be limited, and we may never become profitable.

We have never commercialized a product candidate for any indication. Even if belzupacap sarotalocan and any future product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we may not generate significant revenue and may not become profitable or may be significantly delayed in achieving profitability. Market acceptance of belzupacap sarotalocan and any future product candidates by the medical community, patients and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients, and patients may be reluctant to switch, from existing therapies even when new and potentially more effective or safer treatments enter the market. If public perception is influenced by claims that the use of virus-like drug conjugates, or VDCs, is unsafe, whether related to our or our competitors’ products, our products may not be accepted by the general public or the medical community. In addition, training clinicians to properly use belzupacap sarotalocan or any future product candidate that requires a similar laser and microinjector may create reluctance by clinicians to adopt our products, potentially adversely affecting our future sales and marketing efforts. Furthermore, such training increases our costs to generate sales associated with any such product. Future adverse events in targeted oncology or the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our product candidates. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that our product is safe, therapeutically effective and cost effective as compared with competing treatments.

Efforts to educate the medical community and third-party payors on the benefits of belzupacap sarotalocan and any future product candidates may require significant resources and may not be successful. If belzupacap sarotalocan or any future product candidates are approved but do not achieve an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. The degree of market acceptance of any of belzupacap sarotalocan and any future product candidates will depend on a number of factors, including:

▪
the efficacy of belzupacap sarotalocan and our virus-like particle, or VLP, technology, and any future product candidates;
▪
the prevalence and severity of adverse events associated with belzupacap sarotalocan and any future product candidates or those products with which they may be co-administered;
▪
the clinical indications for which belzupacap sarotalocan are approved and the approved claims that we may make for the products;
▪
limitations or warnings contained in the product’s FDA-approved labeling or those of comparable foreign regulatory authorities, including potential limitations or warnings for belzupacap sarotalocan and any future product candidates that may be more restrictive than other competitive products;
▪
changes in the standard of care for the targeted indications for belzupacap sarotalocan and any future product candidates, which could reduce the marketing impact of any claims that we could make following FDA approval or approval by comparable foreign regulatory authorities, if obtained;
▪
the relative convenience and ease of administration of belzupacap sarotalocan and any future product candidates and any products with which they are co-administered;
▪
the cost of treatment compared with the economic and clinical benefit of alternative treatments or therapies;
▪
the availability of adequate coverage or reimbursement by third party payors, including government healthcare programs such as Medicare and Medicaid and other healthcare payors;
▪
the price concessions required by third-party payors to obtain coverage;
▪
the perception of physicians, patients, third-party payors and others in the medical community of the relative safety, efficacy, convenience, effect on quality of life and cost effectiveness of belzupacap sarotalocan compared to those of other available treatments;
▪
the willingness of patients to pay out-of-pocket in the absence of adequate coverage and reimbursement;
▪
the extent and strength of our marketing and distribution of belzupacap sarotalocan and any future product candidates;
▪
the safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved;

▪
distribution and use restrictions imposed by the FDA or comparable foreign regulatory authorities with respect to belzupacap sarotalocan and any future product candidates or to which we agree as part of a REMS or voluntary risk management plan;
▪
the timing of market introduction of belzupacap sarotalocan and any future product candidates, as well as competitive products;
▪
our ability to offer belzupacap sarotalocan and any future product candidates for sale at competitive prices;
▪
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
▪
the extent and strength of our third-party manufacturer and supplier support;
▪
the publicity concerning our belzupacap sarotalocan or competing products and treatments;
▪
the actions of companies that market any products with which belzupacap sarotalocan and any future product candidates may be co-administered;
▪
the approval of other new products;
▪
adverse publicity about belzupacap sarotalocan and any future product candidates or any products with which they are co-administered, or favorable publicity about competitive products; and
▪
potential product liability claims.

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

If the market opportunity for belzupacap sarotalocan is smaller than we estimate or if any regulatory approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

The incidence and prevalence for target patient populations of belzupacap sarotalocan and any future product candidates has not been established with precision. Belzupacap sarotalocan is a virus-like drug conjugate product candidate being developed for the first line treatment of primary choroidal melanoma. Our projections of both the number of people who have choroidal melanoma, as well as additional ocular oncology and bladder cancer indications, are based on our estimates.

The total addressable market opportunity will ultimately depend upon, among other things, the patient criteria included in the final label, the indications for which belzupacap sarotalocan is approved for sale, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients with choroidal melanoma, choroidal metastases and NMIBC for which belzupacap sarotalocan may be approved as treatment may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Belzupacap sarotalocan is our only product candidate and therefore our business is dependent on the market opportunity for our product.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, President Biden signed an Executive Order on July 9, 2021, affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. On November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs. For example, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030, unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions were suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. A 1% payment reduction occurred from April 1, 2022 through June 30, 2022, and the 2% payment reduction resumed July 1, 2022.

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

Our commercial success depends upon obtaining and maintaining proprietary rights to our intellectual property estate, including rights relating to our technology platform using HPV-derived virus-like particles to target tumors and VDCs like belzupacap sarotalocan, as well as successfully defending these rights against third-party challenges and successfully enforcing these rights to prevent third-party infringement. We will only be able to protect belzupacap sarotalocan or a future product candidate derived from our platform from unauthorized use by third parties to the extent that valid and enforceable patents cover it. Our ability to maintain patent protection for belzupacap sarotalocan or a future product candidate is uncertain due to a number of factors, including that:

▪
others may design around our patent claims to produce competitive technologies, products or methods that fall outside of the scope of our patents;
▪
we may not obtain patent protection in all jurisdictions that may eventually provide us a significant business opportunity; and
▪
any patents issued to us may be successfully challenged by third parties.

Even with our patents covering belzupacap sarotalocan, we may still not be able to make use or sell belzupacap sarotalocan or a future product candidate because of the patent rights of others. Others may have filed patent applications covering compositions, products or methods that are similar or identical to ours, which could materially affect our ability to successfully commercialize belzupacap sarotalocan or a future product candidate.

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

A third party may hold intellectual property rights, including patent rights, that are important or necessary to the development of belzupacap sarotalocan or any future product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize belzupacap sarotalocan or any future product candidates, in which case we would be required to obtain a license from these third parties. Such a license may not be available on commercially reasonable terms, or at all, and we could be forced to accept unfavorable contractual terms. If we are unable to obtain such licenses on commercially reasonable terms, our business could be harmed.

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
▪
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of belzupacap sarotalocan or any future product candidates, and what activities satisfy those diligence obligations; and
▪
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

In addition, disputes may arise regarding the payment of the royalties due to licensors in connection with our exploitation of the rights we license from them. Licensors may contest the basis of royalties we retained and claim that we are obligated to make payments under a broader basis. Such disputes may be costly to resolve and may divert management’s attention away from day-to-day activities. In addition to the costs of any litigation we may face, any legal action against us could increase our payment obligations under the respective agreement and require us to pay interest and potentially damages to such licensors. If disputes over intellectual property that we have licensed from third parties prevent or impair our ability to maintain our licensing arrangements on acceptable terms, we or our collaborators may be unable to successfully manufacture and commercialize belzupacap sarotalocan or a future product candidate.

If we fail to comply with our obligations under the license agreements, our licensors may have the right to terminate these agreements, in which event we might not be able to manufacture or market belzupacap sarotalocan or a future product candidate. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation with respect to our belzupacap sarotalocan or a future product candidate, thereby potentially extending the term of marketing exclusivity for such product, our business may be harmed.

In the United States, a patent that covers an FDA-approved drug or biologic may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by the FDA. Depending upon the timing, duration and conditions of the FDA marketing approval of our product candidates, one or more of our owned, co-owned, or in-licensed U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. In the EU, belzupacap sarotalocan or a future product candidate may be eligible for term extensions based on similar legislation. In either jurisdiction, however, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Even if we are granted such extension, the duration of such extension may be less than our request. If we are unable to obtain a patent term extension, or if the term of any such extension is less than our request, the period during which we can enforce our patent rights for that product will be in effect shortened and our competitors may obtain approval to market competing products sooner. The resulting reduction of years of revenue from applicable products could be substantial.

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

Furthermore, even if not challenged, our patents and patent applications may not prevent others from designing their products to avoid being covered by our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to belzupacap sarotalocan or a future product candidate is threatened, it could dissuade companies from collaborating with us to develop, and could threaten our or their ability to successfully commercialize, belzupacap sarotalocan or a future product candidate.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell belzupacap sarotalocan or a future product candidate without alleged or actual infringement, misappropriation or other violation of the patents and proprietary rights of third parties. Litigation relating to infringement or misappropriation of patent and other intellectual property rights in the biotechnology industry is common, including patent infringement lawsuits, interferences, oppositions, reexamination proceedings, post-grant review, and/or inter partes review before the USPTO and corresponding international patent offices. The various markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including the biotechnology and pharmaceutical industries, have employed intellectual property litigation as a means to gain an advantage over their competitors. As a result of any patent infringement claims, or in order to avoid any potential infringement claims, we may choose to seek, or be required to seek, a license from the third party, which may require payment of substantial royalties or fees, or require us to grant a cross-license under our intellectual property rights. These licenses may not be available on reasonable terms or at all. Even if a license can be obtained on reasonable terms, the rights may be nonexclusive, which would give our competitors access to the same intellectual property rights. If we are unable to enter into a license on acceptable terms, we could be prevented from commercializing belzupacap sarotalocan or a future product candidate, or forced to modify belzupacap sarotalocan or a future product candidate, or to cease some aspect of our business operations, which could harm our business significantly. We might also be forced to redesign or modify our technology or product candidates so that we no longer infringe the third-party intellectual property rights, which may result in significant cost or delay to us, or which redesign or modification could be impossible or technically infeasible. Even if we were ultimately to prevail, any of these events could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

Further, if a patent infringement suit is brought against us or our third-party service providers, our development, manufacturing or sales activities relating to belzupacap sarotalocan or a future product candidate that is the subject of the suit may be delayed or terminated. In addition, defending such claims may cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages if we are found to be infringing a third party’s patent rights. These damages potentially could include increased damages and attorneys’ fees if we are found to have infringed such rights willfully. Some claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. In addition, if the breadth or strength of protection provided by the patents and patent applications we own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

We may in the future be subject to third-party claims and similar adversarial proceedings or litigation in other jurisdictions regarding our infringement of the patent rights of third parties. Even if such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, and the holders of any such patents may be able to block our ability to further develop or commercialize belzupacap sarotalocan or a future product candidate unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable.

If we or one of our licensors were to initiate legal proceedings against a third party to enforce a patent covering our technology or a product candidate, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States and Europe, defendant counterclaims alleging invalidity or unenforceability are common. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. The outcome of proceedings involving assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity of patents, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution, but that an adverse third party may identify and submit in support of such assertions of invalidity. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part of the patent protection on belzupacap sarotalocan or a future product candidate.

We will not seek to protect our intellectual property rights in all jurisdictions throughout the world, and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

Filing, prosecuting and defending patents on belzupacap sarotalocan or a future product candidate in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions.

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

We and our licensors rely on confidentiality agreements to protect unpatented know-how, technology and other proprietary information related to our product and process, to maintain our competitive position. For example, our licensor LI-COR maintains its manufacture of IRDye 700DX® dye molecules (used in belzupacap sarotalocan) as a trade secret. Trade secrets and know-how can be difficult to protect. In particular, the trade secrets and know-how in connection with our development programs and other proprietary technology we may develop may over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology and the movement of personnel with scientific positions in academic and industry.

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

We may be subject to claims that third parties have an ownership interest in our trade secrets. For example, we may have disputes arise from conflicting obligations of our employees, consultants or others who are involved in developing belzupacap sarotalocan. Litigation may be necessary to defend against these and other claims challenging ownership of our trade secrets. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable trade secret rights, such as exclusive ownership of, or right to use, trade secrets that are important to our therapeutic programs and other proprietary technologies we may develop. Such an outcome could have a materially adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management and other employees.

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

Competition for skilled personnel in our industry is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, in a timely manner or at all. In particular, we have experienced a very competitive hiring environment in the Boston area, where we are headquartered. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity incentive awards that vest over time. The value to employees of restricted stock awards and stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams are at-will employees and may terminate their employment with us on short notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Given the stage of our programs and our plans to expand operations, our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior personnel across our organization.

The ongoing COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The ongoing COVID-19 pandemic continues to evolve, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the ongoing COVID-19 pandemic impacts our operations or those of our third party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, the emergence of new variants that may be more severe or contagious, acceptance of vaccines and the actions of government authorities, health systems, and private companies to contain the spread of COVID-19 or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical or clinical trial operations in the United States, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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
▪
changes in local regulations as part of a response to the ongoing COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether; and
▪
interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Based on the beneficial ownership of our common stock as of June 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 60.0% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

▪
variations in the level of expense related to the ongoing development of belzupacap sarotalocan or future development programs;
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
▪
regulatory developments affecting our product candidates or those of our competitors; and
▪
changes in general market and economic conditions, including inflationary pressures.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the ongoing COVID-19 pandemic has caused significant volatility and uncertainty in the U.S. and international markets. See “Risks Related to our Business and Industry—The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.” In addition, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that may be initiated by nations including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. A severe or prolonged economic downturn or political unrest could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

The trading price of our common stock is highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, you may not be able to sell their common stock at or above the price you paid for your common stock. The market price for our common stock may be influenced by many factors, including the other risks described in the section of this Annual Report on Form 10-K entitled “Risk Factors” and the following:

▪
results of preclinical studies and results or enrollment of clinical trials of belzupacap sarotalocan or our future product candidates, or those of our potential future competitors or our existing or future collaborators;
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
▪
developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for belzupacap sarotalocan or our future product candidates and products;
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

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management devotes substantial time to compliance initiatives.

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

Our business, financial condition, results of operations or prospects could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, increased inflation, economic uncertainties in various global markets caused by political instability and conflict, such as the Russia-Ukraine conflict, or additional global financial crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock

On November 2, 2021, we completed our initial public offering, or the IPO, in which we issued and sold 5,400,000 shares of our common stock at a public offering price of $14.00 per share. We received net proceeds from the IPO of $67.8 million, after deducting underwriters’ discounts, commissions and estimated offering-related costs. In connection with the IPO, we granted the underwriters a 30-day option to purchase an additional 810,000 shares. On November 8, 2021, the underwriters exercised the option in full and we issued 810,000 shares of common stock for aggregate net proceeds of $10.5 million, after deducting underwriters’ discounts and commissions of $0.8 million.

The offer and sale of all of the shares of our common stock in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-260156), which was declared effective by the SEC on October 28, 2021. Cowen and Company, LLC, SVB Leerink LLC, Evercore Group L.L.C. and BTIG, LLC acted as underwriters for the IPO.

No expenses incurred by us in connection with the IPO were paid directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

There has been no material change in the planned use of proceeds from the IPO from those disclosed in the IPO prospectus. We plan to invest the funds received in cash equivalents and other marketable securities in accordance with our investment policy.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Tenth Amended and Restated Certificate of Incorporation of Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrants’ Annual Report on Form 10-K (File No. 001-40971)).

3.2	Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrants’ Annual Report on Form 10-K (File No. 001-40971)).
4.2	Fifth Amended and Restated Investors’ Rights Agreement (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-260156)).
10.1*	Lease Agreement, between Registrant and Ice Box, LLC, dated as of May 16, 2022.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Aura Biosciences, Inc.

Date: August 11, 2022	By:	/s/ Elisabet de los Pinos
Elisabet de los Pinos
President and Chief Executive Officer

Date: August 11, 2022	By:	/s/ Julie Feder
Julie Feder
Chief Financial Officer