Form 10-Q
period 2022-09-30
Aura Biosciences, Inc.
filed 2022-11-10
CIK 1501796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 7, 2022, the registrant had 29,334,729 shares of common stock, $0.00001 par value per share, outstanding.

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
•
the effect of macroeconomic conditions, including rising interest rates and inflation, on our business operations;
•
the effect of the ongoing COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and clinical trials and any future studies or trials; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aura Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$61,110	$149,063
Marketable securities	50,409	—
Restricted cash and deposits	182	23
Prepaid expenses and other current assets	4,207	4,618
Total current assets	115,908	153,704
Restricted cash and deposits, net of current portion	768	125
Right of use assets - operating lease	20,996	950
Property and equipment, net	5,475	5,251
Total Assets	$143,147	$160,030
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,724	2,401
Short-term operating lease liability	2,942	615
Accrued expenses and other current liabilities	5,298	4,339
Total current liabilities	9,964	7,355
Long-term operating lease liability	18,129	360
Total Liabilities	28,093	7,715
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.00001 par value, 150,000,000 authorized at September 30, 2022 and December 31, 2021, and 29,283,285 and 29,211,643 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	309,542	304,452
Accumulated deficit	(194,341)	(152,137)
Accumulated other comprehensive loss	(147)	—
Total Stockholders’ Equity	115,054	152,315
Total Liabilities and Stockholders’ Equity	$143,147	$160,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Expenses:
Research and development	$11,293	$6,365	$29,079	$17,182
General and administrative	4,762	$2,530	13,603	6,441
Total operating expenses	16,055	8,895	42,682	23,623
Total operating loss	(16,055)	(8,895)	(42,682)	(23,623)
Other income (expense):
Interest income, including amortization and accretion income	483	5	802	8
Realized loss on marketable securities	(9)	—	(9)	—
Loss on disposal of assets	(313)	—	(318)	(3)
Other income (expense)	(7)	52	3	1
Total other income (expense)	154	57	478	6
Net loss	(15,901)	(8,838)	(42,204)	(23,617)
Net loss attributable to common stockholders—basic and diluted (Note 13)	(15,901)	(12,506)	(42,204)	(33,244)
Net loss per share attributable to common stockholders—basic and diluted	(0.54)	(28.33)	(1.44)	(77.93)
Weighted average common stock outstanding—basic and diluted	29,273,577	441,448	29,246,449	426,604
Comprehensive loss:
Net loss	$(15,901)	$(8,838)	$(42,204)	$(23,617)
Other comprehensive items:
Unrealized loss on marketable securities	(19)	—	(147)	—
Total other comprehensive loss	(19)	—	(147)	—
Total comprehensive loss	$(15,920)	$(8,838)	$(42,351)	$(23,617)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Convertible Preferred Stock																Additional		Total
	Series A		Series A-1		Series A-2		Series B		Series C-1 and C-2		Series D-1 and D-2		Series E		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	1,701,141	$3,368	3,298,732	$7,837	4,324,998	$5,373	22,531,819	$20,806	91,327,903	$41,099	72,348,452	$49,593	—	$—	381,123	$—	$8,173	$(116,886)	$(108,713)
Issuance of Series D Tranche 2, convertible preferred stock, net of issuance costs of $18	—	—	—	—	—	—	—	—	—	—	10,128,771	6,982	—	—	—	—	—	—	—
Issuance of Series E convertible preferred stock, net of issuance costs of $232	—	—	—	—	—	—	—	—	—	—	—	—	102,671,041	80,251	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	185	—	185
Stock option exercises	—	—	—	—	—	—	—	—	—	—	—	—	—	—	54,296	—	265	—	265
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,927)	(5,927)
Balance, March 31, 2021	1,701,141	$3,368	3,298,732	$7,837	4,324,998	$5,373	22,531,819	$20,806	91,327,903	$41,099	82,477,223	$56,575	102,671,041	$80,251	435,419	$—	$8,623	$(122,813)	$(114,190)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	271	—	271
Stock option exercises	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,649	—	20	—	20
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,852)	(8,852)
Balance, June 30, 2021	1,701,141	$3,368	3,298,732	$7,837	4,324,998	$5,373	22,531,819	$20,806	91,327,903	$41,099	82,477,223	$56,575	102,671,041	$80,251	439,068	$—	$8,914	$(131,665)	$(122,751)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	554	—	554
Stock option exercises	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,649	—	20	—	20
Other	—	—	—	—	—	—	—	—	—	—	—	—	—	(5)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,838)	(8,838)
Balance, September 30, 2021	1,701,141	$3,368	3,298,732	$7,837	4,324,998	$5,373	22,531,819	$20,806	91,327,903	$41,099	82,477,223	$56,575	102,671,041	$80,246	442,717	$—	$9,488	$(140,503)	$(131,015)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss Amount	Equity
Balance, December 31, 2021	29,211,643	$—	$304,452	$(152,137)	$—	$152,315
Stock-based compensation expense	—	—	1,594	—	—	1,594
Stock option exercises	5,593	—	17	—	—	17
Unrealized loss on marketable securities	—	—	—	—	(5)	(5)
Net loss	—	—	—	(12,835)	—	(12,835)
Balance, March 31, 2022	29,217,236	$—	$306,063	$(164,972)	$(5)	$141,086
Stock-based compensation expense	—	—	1,287	—	—	1,287
Stock option exercises	49,612	—	309	—	—	309
Unrealized loss on marketable securities	—	—	—	—	(123)	(123)
Net loss	—	—	—	(13,468)	—	(13,468)
Balance, June 30, 2022	29,266,848	$—	$307,659	$(178,440)	$(128)	$129,091
Stock-based compensation expense	—	—	1,717	—	—	1,717
Stock option exercises	16,437	—	104	—	—	104
Other	—	—	62	—	—	62
Unrealized loss on marketable securities	—	—	—	—	(19)	(19)
Net loss	—	—	—	(15,901)	—	(15,901)
Balance, September 30, 2022	29,283,285	$—	$309,542	$(194,341)	$(147)	$115,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(42,204)	$(23,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	854	601
Stock-based compensation expense	4,598	1,010
Accretion on marketable securities	(299)	—
Loss on disposal of property and equipment	(318)	(3)
Other	113	3
Changes in operating assets and liabilities:
Prepaid expenses and other assets	411	(566)
Accounts payable	(678)	891
Accrued expenses and other liabilities	935	1,357
Net cash used in operating activities	(36,588)	(20,324)
Cash flows from investing activities:
Purchases of property and equipment	(736)	(1,306)
Purchase of marketable securities	(71,266)	—
Proceeds from sale of marketable securities	9	—
Maturities of marketable securities	21,000	—
Net cash used in investing activities	(50,993)	(1,306)
Cash flows from financing activities:
Proceeds from exercise of stock options	430	305
Proceeds from issuance of Series D convertible preferred stock, net of issuance costs	—	6,982
Proceeds from issuance of Series E convertible preferred stock, net of issuance costs	—	80,246
Payment made for deferred offering costs	—	(1,416)
Net cash provided by financing activities	430	86,117
Net (decrease) increase in cash, cash equivalents and restricted cash	(87,151)	64,487
Cash, cash equivalents and restricted cash at beginning of period	149,211	17,487
Cash, cash equivalents and restricted cash at end of period	$62,060	$81,974
Supplemental disclosure of cash flow information:
Purchases of property and equipment in accounts payable and accrued expenses and other liabilities	$24	$159
Initial measurement of right-of-use assets and lease liabilities for operating lease	$21,210	$536
Remeasurement of right-of-use assets and lease liabilities for lease modification	$—	$390
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$516

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	September 30,
	2022	2021
Cash and cash equivalents, end of period	$61,110	$81,829
Short-term restricted cash, end of period	182	20
Long-term restricted cash, end of period	768	125
Cash, cash equivalents and restricted cash at end of period	$62,060	$81,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Aura Biosciences, Inc. (the “Company” or “Aura”) is a clinical-stage biotechnology company envisioning a new way to treat cancer. Leveraging a novel targeted oncology platform, the Company has the goal to develop a new standard of care across multiple cancer indications. Within these unaudited condensed consolidated financial statements, unless the context otherwise requires, references to the Company or Aura refer to Aura Biosciences, Inc and its subsidiary on a consolidated basis. The Company's initial focus is on ocular and urologic oncology where the disease is diagnosed early and there is a high unmet medical need. The Company's proprietary platform enables the targeting of a broad range of solid tumors using Virus-Like Particles, or VLPs, that can be conjugated with drugs or loaded with nucleic acids to create Virus-Like Drug Conjugates, or VDCs. The Company's VDCs are largely agnostic to tumor type and can recognize tumor associated glycosaminoglycans with unique heparan sulphate epitopes that are expressed on the cell surface of many tumor cells and in the tumor microenvironment. Belzupacap sarotalocan, the Company's first VDC candidate, is being developed for the first-line treatment of early-stage choroidal melanoma, a rare disease with no drugs approved where the standard of care leaves many patients with blindness. The Company is also developing belzupacap sarotalocan for additional ocular oncology indications, including choroidal metastases, and in non-muscle invasive bladder cancer, or NMIBC. Aura’s headquarters are located in Boston, Massachusetts.

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

Liquidity

Through September 30, 2022, the Company has funded its operations primarily with proceeds from the initial closings and additional closings of its convertible preferred stock financings, through its license agreements, and through its IPO. The Company has incurred recurring losses and negative operating cash flows from operations since its inception, including net losses of $42.2 million and $23.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company had cash and cash equivalents and marketable securities of $111.5 million and an accumulated deficit of $194.3 million. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these unaudited condensed consolidated financial statements for the nine months ended September 30, 2022, the Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these condensed consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The financial data and other information disclosed in these notes related to the three months and nine months ended September 30, 2022 and 2021 are also unaudited. The unaudited condensed results of operations are not necessarily indicative of the operating results that may occur for the full fiscal year ending December 31, 2022. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission, or the SEC. Management believes that the disclosures provided here are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

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

Recently Adopted Accounting Pronouncements

The Company assessed the recent accounting pronouncements for the nine months ended September 30, 2022 and determined no pronouncements have material impact to the condensed consolidated financial statements.

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

3. Fair Value of Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2022 and December 31, 2021 (in thousands):

Description	September 30, 2022	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$58,100	$58,100	$—	$—
Marketable securities:
Commercial paper	27,880	—	27,880	—
Corporate bonds	16,535	—	16,535	—
U.S. Government agencies	5,994	—	5,994	—
Total financial assets	$108,509	$58,100	$50,409	$—

Description	December 31, 2021	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$24,063	$24,063	$—	$—
Total financial assets	$24,063	$24,063	$—	$—

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Assets under construction	$1,976	$2,365
IT equipment	103	85
Leasehold improvements	—	13
Lab equipment	6,937	5,489
Office furniture	—	63
	$9,016	$8,015
Less—accumulated depreciation	(3,541)	(2,764)
Property and equipment, net	$5,475	$5,251

Depreciation expense was $0.3 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $0.9 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid insurance	$417	$2,734
Prepaid research and development expenses	3,460	1,754
Prepaid license agreements	24	64
Other	306	66
Prepaid expenses and other current assets	$4,207	$4,618

6. Marketable Securities

Marketable securities consist of the following (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$27,880	$—	$—	$27,880
Corporate bonds	16,675	—	(140)	$16,535
U.S. Government agencies	6,001	—	(7)	$5,994
Total	$50,556	$—	$(147)	$50,409

There were no impairments of the Company’s assets measured and carried at fair value during the nine months ended September 30, 2022.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued research and development expenses	$2,189	$1,686
Accrued compensation	2,648	2,147
Other	461	506
Accrued expenses and other current liabilities	$5,298	$4,339

8. Equity

The Company had 150,000,000 authorized shares of common stock, par value $0.00001 per share, of which 29,283,285 and 29,211,643 shares were issued and outstanding at September 30, 2022 and December 31, 2021, respectively.

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

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan, or the ESPP, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. A total of 335,217 shares of common stock were initially reserved for issuance under this plan, which increased on January 1, 2022 and will continue to increase each January 1 thereafter through January 1, 2031, by the least of (i) 335,217 shares of common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the ESPP. On January 1, 2022, the shares reserved for issuance was increased to 627,333 shares. The purchase price of the shares under the ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of September 30, 2022, 627,333 shares were available to be issued under the ESPP. The Company recognized $0.01 million share-based compensation expense related to the ESPP for the nine months ended September 30, 2022.

Stock Options

With the transfer of the available options from the 2018 Plan to the 2021 Plan, there were 3,435,004 options available for grant under the 2021 Plan at September 30, 2022.

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

The following table summarizes stock option activity under the 2018 Plan and 2021 Plan for the nine months ended September 30, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	4,232,991	$7.43	8.66	$40,437
Granted	428,321	16.43
Exercised	(71,642)	6.00
Cancelled/Forfeited	(333,777)	11.36
Outstanding at September 30, 2022	4,255,893	$8.05	8.16	$42,994
Exercisable at September 30, 2022	1,603,397	$4.35	6.87	$22,071

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2022 and 2021 was $11.09 and $3.97 per share, respectively. The fair value of options vested during the nine months ended September 30, 2022 and 2021 was $2.1 million and $1.0 million, respectively. The total intrinsic value of options exercised was $0.8 million and $0.01 million for the nine months ended September 30, 2022 and 2021, respectively.

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

The fair value of the stock options issued for the nine months ended September 30, 2022 and 2021 was measured with the following weighted-average assumptions:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021
Risk-free interest rate	2.73%	1.06%	3.08%	1.00%
Expected term (years)	5.92	6.02	5.96	6.06
Expected volatility of the underlying stock	76.76%	74.21%	79.01%	73.36%
Expected dividend rate	—%	—%	—%	—%

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder.

A summary of the restricted stock units activity during the nine months ended September 30, 2022 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	231,920	$14.00
Forfeited	(26,192)	14.00
Unvested at September 30, 2022	205,728	$14.00

As a result of the 2021 Equity Incentive Plan, the Company granted restricted stock units which vest in increments of 25% annually over a period of four years. No restricted stock units vested during the nine months ended September 30, 2022.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$619	$157	$1,639	$263
General and administrative	1,093	$397	2,954	747
Total	$1,712	$554	$4,593	$1,010

As of September 30, 2022, there was $14.8 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.69 years.

As of September 30, 2022, there was $2.2 million of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.08 years.

10. Common Stock Warrants

In February 2015 and May 2015, the Company issued warrants to purchase 1,650,098 and 887,536 shares of Series B convertible preferred stock, respectively, at an exercise price of $1.24235 per share (the "Series B Warrants"). Each Series B Warrant was immediately exercisable and expires ten years from the original date of issuance. Pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity, the Series B Warrants were classified as a liability and were re-measured to fair value at each balance sheet date. A total of 173,827 of the Series B Warrants were outstanding and were converted into warrants to purchase 12,686 shares of common stock with an exercise price of $17.03 upon the completion of the IPO in November 2021. As a result, the 12,686 common stock warrants were converted into equity instruments and remain outstanding as of September 30, 2022.

11. Compensation

In January 2012, the Company adopted the Aura Biosciences 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 100% of the first 6% of employee contributions. The Company made matching contributions in the amount of $0.4 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.

12. Commitments and Contingencies

Lease Commitments

The Company has historically entered into lease arrangements for its facilities. The Company has one operating lease for its office and laboratory facility with required future minimum payments as of September 30, 2022 and one operating lease that was terminated in August 2022. For more information on these leases, please see sections below in this footnote.

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

In August 2022, the Company entered into a termination agreement with the landlord to the end lease effective August 31, 2022, which resulted in the Company paying the landlord a termination expense of $0.3 million. The Company recognized a loss on the lease of $0.3 million which was recorded as a loss on disposal of assets on the condensed statements of operations and comprehensive loss and derecognized $0.6 million in lease liabilities and corresponding right-of-use asset on the condensed balance sheets.

On May 16, 2022, the Company entered into an office and laboratory lease in Boston, MA with an initial 10-year term and one renewal option to extend the lease for an additional seven years. The lease commenced on August 1, 2022, and estimated payments due under the initial term total $35.2 million. The lease requires a letter of credit totaling $0.8 million which is classified as long-term restricted cash and deposits on the condensed consolidated balance sheet. The landlord will reimburse the Company up to $0.5 million for certain costs related to expansion of the laboratory space. As of September 30, 2022, the Company has incurred an immaterial amount of expenses related to the expansion.

The Company also leases office and laboratory equipment for which the related expense is immaterial.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s leases for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease Cost
Amortization of finance right-of-use assets	$—	$—	$—	$11
Operating lease costs	692	154	1,001	370
Variable lease costs	566	90	903	233
Short-term lease costs	2	—	6	—
Total lease costs	$1,260	$244	$1,910	$614

Cash paid for amounts included in the measurement of lease liability—finance leases	$—	$15
Cash paid for amounts included in the measurement of lease liabilities—operating leases	$922	$367
Weighted-average remaining lease term—finance leases (years)	—	—
Weighted-average remaining lease term—operating leases (years)	9.84	1.83
Weighted-average discount rate—finance leases	—	7.94%
Weighted-average discount rate—operating leases	10.71%	3.51%

The following table reconciles the future minimum commitments to the Company’s operating lease liabilities at September 30, 2022 (in thousands):

Operating lease payments as of September 30, 2022
2022	$768
2023	3,112
2024	3,205
2025	3,301
2026	3,400
Thereafter	20,932
Total lease payments	34,718
Less: interest	(13,647)
Total operating lease liabilities at September 30, 2022	21,071
Less: current portion of lease liabilities	2,942
Lease liabilities, net of current portion	$18,129

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

The Company recognized no expenses related to this agreement and related amendments for the three and nine months ended September 30, 2022 and 2021, respectively.

LI-COR Non-Exclusive License and Supply Agreement

In December 2014, the Company entered into a Non-Exclusive License Agreement with LI-COR for the supply of IRDye 700DX to the Company for the treatment and diagnosis of non-ocular solid tumor cancers in humans. Under the 2014 Non-Exclusive, the Company paid a license issue fee of $0.03 million on the effective date. The Company must also pay LI-COR a non-refundable, non-creditable fee of $0.03 million per each licensed product upon pre-IND designation, as defined of such licensed product, aggregate milestone payments of up to $0.3 million upon certain regulatory and development milestones; and during the term, the Company must pay LI-COR a low-single digit percentage royalty on net sales. LI-COR receives 10% of all sublicensee income within 30 days of the Company’s receipt from the sublicensee. The 2014 Non-Exclusive Agreement also required the Company to make certain payments upon the achievement of specified development and commercial milestones of up to $0.4 million in aggregate. During the nine months ended September 30, 2022 and 2021, the Company recognized immaterial milestones related to this agreement.

Life Technologies Corporation

In December 2014, the Company entered into a non-exclusive, perpetual license agreement with Life Technologies Corporation, or the Life Technologies, which allows for five licensed products. Under this agreement the Company is required to pay an initial license fee of $0.1 million for each product. An annual development fee of $0.1 million is due within a year from payment of the initial license fee and due annually or earlier of (i) payment of a commercialization fee or (ii) all development work is terminated. The commercialization fee is a one-time, non-refundable, non-creditable fee of $0.3 million due upon receipt of approval of a licensed product. In the event of a change of control, there will be a change of control fee of $0.2 million.

In January 2022, the Company entered into the First Amendment to the non-exclusive, perpetual license agreement with Life Technologies for use of the license in an additional indication. The cost of this amendment was a one-time fee of $0.05 million. During the nine months ended September 30, 2022 and 2021, the Company recognized $0.1 million and $0.03 million of expenses related to this agreement, respectively.

Effective in September 2022, the Company entered into a new non-exclusive, perpetual license agreement with Life Technologies for licensed products. Under this agreement, the Company is required to pay an initial license fee of $0.4 million for the first licensed product and $0.5 million for each additional licensed product. In addition, the agreement allows the Company the right to sublicense which would lead to a $0.2 million payment for each sublicense per licensed product and a $0.03 million payment for use of the cell line document package. In the event of a change of control, there will be a change of control fee of $0.5 million. During the nine months ended September 30, 2022, the Company recognized $0.4 million of expenses related to this agreement.

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

National Institute of Health (NIH)-Collaboration Research and Development Agreement

In July 2011, the Company entered into a Collaboration Research and Development Agreement (CRADA), with Dr. John Schiller at the NIH, for a period of two years with the rights to an exclusive license to all technology generated within the collaboration. Under this agreement, the Company is required to make annual payments of $0.03 million to fund the research activities, the first payment of which was paid within 30 days of the effective date. Subsequent payments are due within 30 days of the anniversary of the effective date. This agreement was first amended in 2012, 2013, 2014, 2015, 2016, 2018 and most recently in September of 2020. During the nine months ended September 30, 2022 and 2021, the Company paid $nil million and $0.03 million of research collaboration fees related to this agreement.

A seventh amendment was made in October 2020, requiring payment of $0.04 million within 30 days of October 1, 2020, and another $0.03 million within 30 days of the 10th anniversary of the CRADA, which was paid in July 2021. This seventh amendment extended the term of the CRADA to September 30, 2022. The Company recognized no milestones related to this agreement and related amendments for the nine months ended September 30, 2022 and 2021.

An eighth amendment was effective in September 2022, requiring payment of $0.04 million within 30 days of November 1, 2022, and payment of another $0.03 million within 30 days of the 12th anniversary of the CRADA, which will be in August 2023. This eighth amendment extended the term of the CRADA to September 30, 2024. During the nine months ended September 30, 2022, the Company recognized $0.04 million of expenses related to this agreement.

National Institute of Health (NIH)-Exclusive Patent License Agreement

In September 2013, the Company entered into an exclusive patent license agreement (the “NIH Exclusive License Agreement”) with the NIH, that required the Company to pay a license issue royalty of $0.1 million and reimburse the NIH for any patent expenses incurred. Under the agreement, the Company is required to make low single-digit percentage royalty payments based on specified levels of annual net sales of licensed products subject to certain specified reductions. The Company is required to make development and regulatory milestone payments of up to $0.7 million in aggregate and sales milestone payments up to $0.6 million in the aggregate. The Company is also required to pay NIH a mid-single to low teen-digit percentage of any sublicensing revenue the Company receives. Additionally, the Company’s payment obligations to the NIH are subject to an annual minimum royalty payment of low five figures. The Company recognized $nil million and $0.03 million for patent licensing fees for the nine months ended September 30, 2022 and 2021, respectively.

In 2015, 2018 and 2019, the Company amended its exclusive patent license to include updates on the status of the commercial development and update/expand the list of licensed patents and patent applications. Each of those amendments required a $0.03 million payment that the Company paid.

Inserm-Transfert License Agreement

In November 2009, the Company entered into an exclusive, royalty-bearing patent license agreement with Inserm-Transfert of France. The agreement expires on a country by country basis based on the last to expire any patent encompassed within the scope of the patent rights or 10 years from the date of the first commercial sales by the Company, whichever is later. The IND filing milestone of €0.01 million was accrued in 2016 and paid in 2017 by the Company. The milestones for the successful Phase I, II and III clinical trials are based on receiving a final report and achieving the primary endpoints defined in that trial, and those milestones have not been achieved as of September 30, 2022. Upon the sublicense by the Company of a product for which royalties are payable under the agreement, low- to mid-single-digit royalty payments would be due by the Company. The non-milestone payments in this agreement are subject to an anti-stacking clause. The Company did not incur any expense in the nine months ended September 30, 2022 and 2021.

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

The Company recognized no expenses related to this agreement and related amendments for the nine months ended September 30, 2022 and 2021.

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

The Company has calculated basic and diluted net loss per share for the three and nine months ended September 30, 2022 and 2021 as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(15,901)	$(8,838)	$(42,204)	$(23,617)
Less: Accruals of dividends of preferred stock	—	(3,668)	—	(9,627)
Net loss attributable to common stockholders—basic and diluted	$(15,901)	$(12,506)	$(42,204)	$(33,244)
Denominator:
Weighted-average common stock outstanding	29,273,577	441,448	29,246,449	426,604
Net loss per share attributable to common stockholders—basic and diluted	$(0.54)	$(28.33)	$(1.44)	$(77.93)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been antidilutive:

	Nine Months Ended September 30,
	2022	2021
Convertible preferred stock	—	22,550,561
Stock options to purchase common stock	4,255,893	3,164,949
Restricted stock units that vest into common stock	205,728	—
Warrants to purchase preferred stock	—	12,686
Warrants to purchase common stock	12,686	—
Total potential dilutive shares	4,474,307	25,728,196

14. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2022 as the Company incurred losses for the three and nine months ended September 30, 2022, and is forecasting additional losses through the remainder of fiscal year ending December 31, 2022, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2022. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of September 30, 2022, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

15. Subsequent Events

Subsequent events have been evaluated through the date of filing of the unaudited condensed consolidated financial statements. The Company has identified the following subsequent events that require disclosure.

Financing

On November 1, 2022, the Company filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC., or the Sales Agent, to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of its common stock from time to time in “at-the-market” offerings under the 2022 Shelf and subject to the limitations thereof. The Company will pay to the Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the Sales Agreement. The Company has not issued any shares or received any proceeds from any offerings under the 2022 Shelf through November 10, 2022.

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

Overview

We are a clinical-stage biotechnology company envisioning a new way to treat cancer. Leveraging our novel targeted oncology platform, we have the goal to develop a new standard of care across multiple cancer indications. Our initial focus is on ocular and urologic oncology where the disease is diagnosed early and there is a high unmet medical need. Our proprietary platform enables the targeting of a broad range of solid tumors using Virus-Like Particles, or VLPs, that can be conjugated with drugs or loaded with nucleic acids to create Virus- Like Drug Conjugates, or VDCs. Our VDCs are largely agnostic to tumor type and can recognize tumor associated glycosaminoglycans with unique heparan sulphate epitopes that are expressed on the cell surface of many tumor cells and in the tumor microenvironment.

Belzupacap sarotalocan, our first VDC candidate, is being developed for the first-line treatment of early-stage choroidal melanoma, a rare disease with no drugs approved where the standard of care leaves many patients with blindness. The U.S Food and Drug Administration, or the FDA, has granted Orphan Drug Designation and Fast Track Designation for belzupacap sarotalocan for the treatment of uveal melanoma. We have completed a Phase 1b/2 trial using intravitreal administration that has demonstrated a statistically significant growth rate reduction in patients with prior active growth and high levels of tumor control with visual acuity preservation in a majority of patients, as assessed using clinical endpoints in alignment with the feedback from the FDA. We are currently evaluating suprachoroidal, or SC, administration of belzupacap sarotalocan in a Phase 2 study. We presented six-month interim safety and efficacy data from this trial in October 2022 at the American Academy of Ophthalmology’s Annual Meeting showing a favorable safety profile with minimal inflammation and no treatment-related SAEs reported as of August 19, 2022. The interim data also showed high levels of visual acuity preservation and tumor control, with a statistically significant growth rate reduction (p = 0.0007). We have aligned with regulatory agencies and finalized the design of the global Phase 3 trial. The trial will evaluate the efficacy and safety of belzupacap sarotalocan with suprachoroidal administration, for the first-line treatment of early-stage choroidal melanoma.

We are also developing belzupacap sarotalocan for additional ocular oncology indications and plan to file an IND in the United States in the fourth quarter of 2022 for choroidal metastasis, the most common intraocular malignancy that is caused by multiple primary cancers in the body that metastasize to the eye and is treated by the same ocular oncologists that treat choroidal melanoma.

In addition to our ocular oncology franchise, we are leveraging our targeted oncology platform to develop belzupacap sarotalocan for the treatment of non-muscle invasive bladder cancer, or NMIBC where we received Fast Track Designation by the FDA. We initiated enrollment in a Phase 1 trial in September 2022 and we plan to present initial data from this trial in 2023.

We were incorporated as a Delaware corporation in 2009 and, as of August 1, 2022, our headquarters are located in Boston, Massachusetts. Since our inception, we have focused our efforts on identifying and developing potential product candidates, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, conducting discovery, research and development activities and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue to date. We have funded our operations primarily through the sale of convertible preferred stock, common stock, and warrants. From inception through September 30, 2022, we have raised an aggregate of approximately $219.0 million of gross proceeds primarily from private placements of our equity and convertible preferred stock as well as through the issuance of our common stock. In November 2021, we issued and sold 6,210,000 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $14.00 per share for aggregate gross proceeds of $86.9 million in our initial public offering. We received approximately $78.3 million in net proceeds after deducting underwriting discounts, commissions and offering expenses.

We have incurred significant operating losses in every year since our inception in 2009 and have not generated any revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $42.2 million and $23.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $194.3 million. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of September 30, 2022, we had cash and cash equivalents and marketable securities of $111.5 million. We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources” below.

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

Beyond the impact on our pipeline, the extent to which COVID-19 ultimately impacts our business, results of operations and financial condition will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the emergence of new variants, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain COVID-19 or treat its impact, including vaccination and booster shot campaigns, among others. If we or any of the third parties with whom we engage, however, were to experience any additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition. Although to date, our business has not been materially impacted by COVID-19, it is possible that our clinical development timelines could be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations. See Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q for a discussion of the potential adverse impact of the COVID-19 pandemic on our business, financial condition and results of operations.

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

Other Income (Expense)

Our other income (expense) consists of accretion, interest income and realized losses on marketable securities, loss on disposal of fixed assets, and interest income on our invested cash balances.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$11,293	$6,365	$4,928
General and administrative	4,762	2,530	2,232
Total operating expenses	16,055	8,895	7,160
Loss from operations	(16,055)	(8,895)	(7,160)
Other income (expense):
Interest income, including amortization of discount	483	5	478
Loss on disposal of assets	(9)	—	(9)
Realized loss on marketable securities	(313)	—	(313)
Other income (expense)	(7)	52	(59)
Total other income (expense)	154	57	97
Net loss	$(15,901)	$(8,838)	$(7,063)
Other comprehensive items:
Unrealized loss on marketable securities	(19)	—	(19)
Total other comprehensive loss	(19)	—	(19)
Net loss and comprehensive loss	$(15,920)	$(8,838)	$(7,082)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Preclinical	$833	$489	$344
Clinical trials	810	950	(140)
Manufacturing development	2,228	1,376	852
Personnel/overhead expenses	7,422	3,550	3,872
Total research and development expenses	$11,293	$6,365	$4,928

Research and development expenses increased to $11.3 million for the three months ended September 30, 2022 from $6.4 million for the three months ended September 30, 2021, primarily due to ongoing preclinical costs, manufacturing and development costs for belzupacap sarotalocan, and higher personnel expenses from growing headcount

General and Administrative Expenses

General and administrative expenses increased to $4.8 million for the three months ended September 30, 2022 from $2.5 million for the three months ended September 30, 2021, primarily driven by personnel expenses, as well as increases in general corporate expenses related to operating as a public company.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$29,079	$17,182	$11,897
General and administrative	13,603	6,441	7,162
Total operating expenses	42,682	23,623	19,059
Loss from operations	(42,682)	(23,623)	(19,059)
Other income (expense):
Interest income, including amortization of discount	802	8	794
Loss on disposal of assets	(318)	(3)	(315)
Realized loss on marketable securities	(9)	—	(9)
Other income (expense)	3	1	2
Total other income (expense)	478	6	472
Net loss	$(42,204)	$(23,617)	$(18,587)
Other comprehensive items:
Unrealized loss on marketable securities	(147)	—	(147)
Total other comprehensive loss	(147)	—	(147)
Net loss and comprehensive loss	$(42,351)	$(23,617)	$(18,734)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Preclinical	$1,610	$759	$851
Clinical trials	3,121	2,440	681
Manufacturing development	6,432	5,588	844
Personnel/overhead expenses	17,916	8,395	9,521
Total research and development expenses	$29,079	$17,182	$11,897

Research and development expenses increased to $29.1 million for the nine months ended September 30, 2022 from $17.2 million for the nine months ended September 30, 2021, primarily due to ongoing preclinical costs, clinical costs for belzupacap sarotalocan, and higher personnel expenses from growing headcount.

General and Administrative Expenses

General and administrative expenses increased to $13.6 million for the nine months ended September 30, 2022 from $6.4 million for the nine months ended September 30, 2021, primarily driven by personnel expenses, as well as increases in general corporate expenses related to operating as a public company.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of convertible preferred stock, and common stock. Through September 30, 2022, we have raised an aggregate of approximately $219.0 million of gross proceeds primarily from private placements of our equity and convertible preferred stock and warrants, as well as through the issuance of our common stock. In November 2021, we issued and sold a total of 6,210,000 shares in our IPO of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $14.00 per share for aggregate gross proceeds of $86.9 million. We received approximately $78.3 million in net proceeds after deducting underwriting discounts, commissions and offering expenses.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(36,588)	$(20,324)
Net cash used in investing activities	(50,993)	(1,306)
Net cash provided by financing activities	430	86,117
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(87,151)	$64,487

Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities was $36.6 million, primarily due to our net loss of $42.2 million and decrease in accounts payable related to the timing of vendor invoicing and payments, partially offset by increases in stock compensation expense and accrued expenses and other liabilities related to personnel expenses and clinical trials .

During the nine months ended September 30, 2021, net cash used in operating activities was $20.3 million, primarily due to our net loss of $23.6 million, partially offset by increases in stock compensation expense and accrued expenses and other liabilities related to personnel expenses and clinical trials.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022 was $51.0 million due to purchases of marketable securities offset by purchases of property and equipment and maturities of marketable securities.

Net cash used in investing activities during the nine months ended September 30, 2021 was $1.3 million due to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $0.4 million from proceeds from stock options exercises.

During the nine months ended September 30, 2021, net cash provided by financing activities was $86.1 million from net proceeds from the sale of Series E, second tranche of the Series D-2, and proceeds from stock options exercises, offset by payments made for deferred offering costs.

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
▪
the extent to which we acquire or invest in businesses, products, and technologies; and
▪
unfavorable global economic conditions, which may exacerbate the magnitude of the factors discussed above.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. As of September 30, 2022, we had cash and cash equivalents and marketable securities of $111.5 million. Based on our research and development plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Material Cash Requirements

The following table summarizes our contractual obligations and commitments as of September 30, 2022.

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments(1)	$34,718	$3,089	$6,458	$6,851	$18,320
Total	$34,718	$3,089	$6,458	$6,851	$18,320

(1)
Amounts in the table above reflect payments due for our lease of office and lab space in Boston, Massachusetts, that expires in August 2032.

On May 16, 2022, the Company entered into an office and laboratory lease in Boston, MA with an initial 10-year term and one renewal option to extend the lease for an additional seven years. The lease commenced on August 1, 2022.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

Recent Accounting Pronouncements

We assessed the recent accounting pronouncements for the nine months ended September 30, 2022 and determined no pronouncements have material impact to the condensed consolidated financial statements.

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

We will remain an “emerging growth company” until the earliest of: the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or the last day of the fiscal year ending after the fifth anniversary of our IPO.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2022, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Our net losses were $42.2 million and $23.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $194.3 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly as we continue clinical development for belzupacap sarotalocan and continue to discover and develop additional product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Belzupacap sarotalocan is a novel biologic for which the intended use requires activation by a laser, which is regulated as a medical device. We plan to file a single BLA for the review and approval of this combination in our initial target indication of indeterminate lesions and small choroidal melanoma, but subsequent indications and delivery systems may require different or additional applications for marketing authorization. In addition, consistent with recent FDA guidance as seen with the approval of XIPERETM, Clearside Biomedical’s SCS Microinjector® is also expected to be regulated as a medical device and suprachoroidal administration of belzupacap sarotalocan with this device is expected to constitute a combination product. As such, we may also include the SCS Microinjector in our BLA. There may be additional regulatory risks for biologic-device combination products. We may experience delays in obtaining regulatory approval of belzupacap sarotalocan given the increased complexity of the review process when approval of the product and a delivery device is sought under a single marketing application. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device. Devices are subject to the FDA design control device requirements which comprise among other things, design verification, design validation, and testing to assess performance, cleaning, and robustness. Delays in or failure of the studies conducted by us, or failure of our company, our collaborators, if any, or our third-party providers or suppliers to maintain compliance with regulatory requirements could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in belzupacap sarotalocan reaching the market.

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
▪
competing studies or trials with similar eligibility criteria;

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

We have obtained Fast Track Designation for belzupacap sarotalocan for the treatment of choroidal melanoma and for the treatment of non-muscle invasive bladder cancer, and we may seek additional Fast Track Designation for other product candidates we may develop. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

We currently rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, central reading center, medical institutions and clinical investigators, to conduct some aspects of our research, preclinical testing and clinical trials. We plan to use a clinical CRO for the pivotal trial for belzupacap sarotalocan for the treatment of choroidal melanoma. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations. If we need to enter into alternative arrangements, our product development activities would be delayed.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs.

At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates.

On November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule.

Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was pushed back to January 1, 2027 by the Bipartisan Safer Communities Act. The Inflation Reduction Act of 2022 further delayed implementation of this rule to January 1, 2032.

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that may impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known.

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

We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring certain of our employees to work remotely, suspending all non-essential travel worldwide for our employees and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business. We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the SEC, or the FDA. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

We and any potential collaborators may be subject to federal, state and foreign data protection laws and regulations including, without limitation, laws that regulate personal data such as health data. For example, in the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state personal information laws (e.g., the California Consumer Privacy Act of 2018, or CCPA), state data breach notification laws, state health information privacy laws and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure and protection of health-related and other personal data. These laws and regulations could apply to our operations, the operations of our collaborators, or other relevant stakeholders upon whom we depend. In addition, we may obtain personal data (including health information) from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Additionally, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

Based on the beneficial ownership of our common stock as of September 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 60.1% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Future sales and issuances of our common stock or rights to acquire shares of our common stock, could result in additional dilution to the ownership of our stockholders and cause the market price of our common stock to decline significantly.

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could be granted rights superior to our existing stockholders. In November 2022, we filed a registration statement on Form S-3 relating to the registration of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. Concurrently with the filing of such registration statement, we entered into an “at-the-market” offering program, or ATM, which provides for the offering, issuance and sale by us of shares of our common stock from time to time for aggregate gross proceeds of up to $75 million in sales deemed to be “at-the-market offerings” as defined by the Securities Act of 1933, as amended. Any sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline. Furthermore, new investors purchasing securities that we may issue and sell in the future could obtain rights superior to the rights of our existing stockholders.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of September 30, 2022, we have 29,283,285 shares of common stock outstanding. Significant portions of these shares are held by a small number of stockholders, including persons who were our stockholders prior to our initial public offering. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, certain shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered or intend to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, our directors, executive officers and certain affiliates may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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
▪
changes in accounting principles;
▪
natural disasters, pandemics and other calamities;
▪
acts of war or periods of widespread civil unrest, including the increasingly volatile global economic conditions resulting from the conflicts in Ukraine; and
▪
general economic, industry, and market conditions, including inflationary pressures.

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

Aura Biosciences, Inc.

Date: November 10, 2022	By:	/s/ Elisabet de los Pinos
Elisabet de los Pinos
President and Chief Executive Officer

Date: November 10, 2022	By:	/s/ Julie Feder
Julie Feder
Chief Financial Officer