Form 10-K
period 2022-12-31
Aura Biosciences, Inc.
filed 2023-03-15
CIK 1501796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant 's aggregate market value of its voting common equity held by non-affiliates was $280.1 million based on the closing sale price of $14.17 per share as reported on the Nasdaq Global Market on that date.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2023 was 37,800,102.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2023 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Form 10-K.

Special Note Regarding Forward-Looking Statements

This Form 10-K, or Annual Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

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
▪
the effect of the ongoing COVID-19 pandemic; and
▪
other risks and uncertainties, including those listed under the caption “Risk Factors.”

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
▪
We are heavily dependent on the success of AU-011 or belzupacap sarotalocan, or bel-sar, our only product candidate to date.
▪
If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for bel-sar, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.
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
▪
We currently rely on third-party contract manufacturing organizations, or CMOs, for the production of clinical supply of bel-sar and may continue to rely on CMOs for the production of commercial supply of bel-sar, if approved. This reliance on CMOs increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.
▪
If bel-sar or any future product candidates do not achieve broad market acceptance, the revenue that we generate from their sales may be limited, and we may never become profitable.
▪
If the market opportunity for bel-sar is smaller than we estimate or if any regulatory approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.
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

ii

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company envisioning a new way to treat cancer. Leveraging our novel targeted oncology platform, we have the goal to develop a new standard of care across multiple cancer indications. Our initial focus is on ocular and urologic oncology where the disease is diagnosed early and there is a high unmet medical need for targeted local therapies. Our proprietary platform enables the targeting of a broad range of solid tumors using Virus-like Particles, or VLPs, that can be conjugated with drugs or loaded with nucleic acids to create Virus-like Drug Conjugates, or VDCs. Our VDCs are largely agnostic to tumor type and can recognize a subset of modified tumor associated glycosaminoglycans, or GAGs, that are part of the heparan sulphate chain of HSPGs expressed on the cell surface of many tumor cells and in the tumor microenvironment.

Bel-sar, our first VDC candidate, is being developed for the first-line treatment of early-stage choroidal melanoma, a rare disease with no drugs approved where the standard of care leaves many patients with blindness. We have received orphan drug designation for the treatment of uveal melanoma from the U.S Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, and fast track designation from the FDA for the treatment of choroidal melanoma. We have completed a Phase 1b/2 trial using intravitreal administration that has demonstrated clinical proof of concept, assessed using endpoints in alignment with the feedback from the FDA. We are currently evaluating suprachoroidal, or SC, administration of bel-sar in a Phase 2 study. In February 2023 we presented average nine-month interim safety and efficacy data from this ongoing trial at Macula Society’s Annual Meeting which demonstrated a favorable safety profile with no posterior inflammation and no treatment-related serious adverse events, or SAEs, reported as of January 10, 2023. The results, with an average of nine months of follow up in patients who received a therapeutic regimen with three cycles of therapy, and who match the criteria for the planned global Phase 3 trial (n=8), showed a statistically significant reduction in the tumor growth rate (-0.289 mm/yr, p = <0.0001) compared to each patient’s documented growth rate at study entry, and a 100% (8/8) tumor control. In addition, the visual acuity preservation in the group of patients was 88% (7/8), with the majority of patients being at high-risk for vision loss with tumors close to fovea or optic disk. We have selected the SC route to conduct our global Phase 3 trial in alignment with regulatory agencies. We are currently conducting start up activities for the global Phase 3 study with the goal to dose our first patient in the first half of 2023. We are also developing bel-sar for additional ocular oncology indications and have an open IND in the United States for choroidal metastasis, supporting the potential of bel-sar to provide a novel treatment option that preserves vision for these patients. Choroidal metastasis is a high unmet medical need and the most common intraocular malignancy that is caused by multiple primary cancers in the body that metastasize to the eye (e.g., breast and lung cancer). These patients are treated by the same ocular oncologists that treat choroidal melanoma and there are no drugs approved that can treat the lesion in the eye and preserve vision. We received fast track designation from the FDA’s Division of Oncology and plan to initiate a Phase 2 study in this indication in the second half of 2023.

In addition to our ocular oncology franchise, we are leveraging our targeted oncology platform to develop bel-sar in the field of urologic oncology with an initial indication for the treatment of non-muscle invasive bladder cancer, or NMIBC, where we received fast track designation by the FDA’s Division of Oncology. We initiated enrollment in a Phase 1 trial and we plan to present initial data from this trial in the second half of 2023.

VDCs are a novel class of drugs with a dual mechanism of action that promotes cancer cell death by both the delivery of the cytotoxic payload to generate acute necrosis and by activating a secondary immune mediated response. The tumor targeting specificity of VDCs is driven by the selective binding of the VLPs to a subset of modified tumor associated GAGs that are part of the heparan sulphate chain of HSPGs expressed on the tumor cell membrane. This targeting mechanism enables the delivery of multiple types of cytotoxic payloads directly to a wide range of solid tumors.

Figure 1. Structure of our VDCs and HSPG Targeted Tumor Binding. The cytotoxic drug payload is covalently bound to the VLP to form the VDC. The capsid proteins that make up the VLP can recognize a subset of modified tumor associated GAGs that are part of the heparan sulphate chain of HSPGs providing a highly selective tumor binding.

We believe that our VDC platform has the potential to serve as a backbone for a broad portfolio of targeted oncology therapeutics and has the following potential key advantages:

1.
A single VDC can deliver hundreds of cytotoxic molecules conjugated to its capsid proteins.
2.
Based on the ability of VLPs to selectively recognize a subset of modified tumor associated GAGs that are part of the heparan sulphate chain of HSPGs present on a large number of tumor types, VDCs have the potential to be used broadly across a wide range of cancers with limited off-target toxicity.
3.
The VDCs have a high number of tumor associated GAG binding sites and this multi-valency permits the strong and selective binding to tumor cells.
4.
VDCs have a dual mechanism of action, first by acute necrosis of the tumor cells, and subsequently by creating a highly immunogenic milieu that induces an antitumor specific immune response potentially leading to a more robust and durable therapy.

Our goal is to leverage our platform to develop a new class of targeted therapies that bring therapeutic benefit to multiple cancer indications, initially focusing on the field of ocular oncology, a field representing a potential $1.5 billion market opportunity. Our next area of focus, bladder cancer, is one of the most expensive cancers to treat on a per patient basis, and the global market for bladder cancer is expected to reach $4.0 billion by 2028 across the United States, EU5 and Japan. To date, we have produced a VDC, bel-sar, that we are advancing in multiple indications, as shown in the pipeline below.

We are initially developing bel-sar for the treatment of primary choroidal melanoma, a vision- and life-threatening ocular cancer for which there are currently no drugs approved. Choroidal melanoma is the most common primary intraocular cancer in adults, with an incidence of 11,000 patients/year in the United States and Europe. It is estimated that 96% of patients are diagnosed early without clinical evidence of metastatic disease. However, despite the current treatments with radiotherapy the long-term prognosis is poor with death occurring in more than 50% of cases and irreversible vision loss within 5 to 10 years in approximately 70% of cases. We intend to develop bel-sar as a first line therapy to treat early-stage disease which includes small melanomas and indeterminate lesions representing approximately 9,000 patients/year in the United States and Europe. Bel-sar has also been granted Orphan Drug designation for treatment of uveal melanoma by the EMA.

Bel-sar consists of an HPV-derived VLP conjugated to hundreds of infrared laser-activated molecules. The VDC is designed in a way that prevents the conjugation from interfering with tumor binding enabling its selectivity to tumor cells but not to normal cells. Laser activation of bel-sar is designed to result in precise tumor cell killing with minimal damage to surrounding healthy tissues. In the absence of bel-sar activation or binding to the tumor cell membrane, there is no cytotoxic effect. Multiple laser treatments, following a single dose of bel-sar, increase antitumor activity because of the reoxygenation of the tumor and the photostability of bel-sar. Finally, acute necrosis triggers immunogenic cell death leading to the generation of an adaptive, long-term antitumor immune response.

We have completed a Phase 1b/2 trial using intravitreal administration that has demonstrated clinical proof of concept, assessed using endpoints in alignment with the feedback from the FDA. We are currently evaluating suprachoroidal (SC) administration of bel-sar in a Phase 2 study. In February 2023 we presented average nine-month interim safety and efficacy data from this ongoing trial at Macula Society’s Annual Meeting which demonstrated a favorable safety profile with no posterior inflammation and no treatment-related SAEs reported as of January 10, 2023. The average nine-month interim data, in patients that are similar to our planned Phase 3 criteria and received the therapeutic regimen with three cycles of therapy, also continued to show 88% visual acuity preservation and tumor control of 100% including patients whose tumors were close to the fovea and optic nerve, with a highly statistically significant growth rate reduction (p = <0.0001). Based on these data we have selected the SC route to conduct our pivotal program in alignment with global regulatory agencies. We are currently conducting start up activities for the global Phase 3 trial with the goal to dose our first patient in the first half of 2023.

In addition, we are developing bel-sar for the treatment of NMIBC. Bladder cancer is the most common malignancy involving the urinary system and is the eighth most common cause of cancer death in men in the United States. While metastatic bladder cancer has several approved therapies, there are very limited options for the treatment of intermediate and high-risk NMIBC. We have initiated clinical development of bel-sar with intramural administration, a novel route of administration, for the treatment of patients with intermediate and high-risk NMIBC. This novel route of administration is intended to place high levels of the drug at the base of the tumor where laser activation of bel-sar can cause necrosis and prevent residual tumor cells from further growth and recurrence. We have generated nonclinical in vivo data that supports that our dual mechanism of action can lead to cytotoxicity and long-term antitumor immunity which may further reduce the risk of metastases and it is highly synergistic with checkpoint inhibitors. We believe this immune response can play an important role in bladder cancer, given that bladder cancer has a well-documented response to immune activation. We initiated enrollment in a Phase 1 trial and plan to present initial data from this trial in 2023.

Our team

Our team consists of biopharmaceutical experts who have extensive experience in the development of drugs in oncology and ophthalmology. Our CEO and founder, Elisabet de los Pinos, PhD, MBA, was previously part of the marketing team that led the European commercialization of Alimta® for the treatment of lung cancer at Eli Lilly. Cadmus Rich, MD, MBA, CPE, our Chief Medical Officer, an ophthalmologist, has extensive experience in leading research and development at companies including Inotek, IQVIA and Alcon/Novartis. He has led or participated in over 75 development programs including the submission and approval of over ten devices and pharmaceutical products in the United States, Europe, China, Japan and Latin America. Julie Feder, our CFO, previously served as CFO at Verastem Oncology, the Clinton Health Access Initiative and was instrumental in the integration of Genzyme and Sanofi. Mark De Rosch, PhD, our COO, was previously the Chief Regulatory Officer at Epizyme during which time Epizyme received FDA accelerated approval of its first product in two oncology indications. Dr. De Rosch also led Regulatory Affairs at Nightstar Therapeutics, a gene therapy company developing treatments for inherited retinal diseases prior to Nightstar’s acquisition by Biogen in 2019. The Chairman of our Board of Directors, or the Board, is David Johnson, a biopharmaceutical business leader with more than 25 years of experience in drug development and the former Chief Executive Officer at VelosBio Inc., a clinical-stage oncology company developing novel ADCs and bispecific antibodies that was acquired by Merck in 2020 for $2.75 billion. Prior to founding VelosBio Inc. he was the Chief Executive Officer at Acerta Pharma B.V. leading to its acquisition by AstraZeneca plc for $7 billion.

Our Strategy

Our goal is to leverage our proprietary platform to develop a new class of targeted therapies that deliver meaningful therapeutic benefit to a range of cancer indications with high unmet need in which we believe we can establish a new standard of care. The key elements of our strategy include:

▪
Advance bel-sar through Phase 3 clinical development and, if approved, commercialization for the first line treatment of early-stage choroidal melanoma. We have completed a Phase 1b/2 trial using intravitreal administration that has demonstrated clinical proof of concept, assessed using endpoints in alignment with feedback from the FDA. We are currently evaluating SC administration of bel-sar in a Phase 2 trial in patients with choroidal melanoma and we presented average nine-month interim safety and efficacy data from this trial in February 2023 at Macula Society’s Annual Meeting. Based on the positive data from the Phase 2 SC study, we are proceeding with the SC route of administration and have started activities for the initiation of a global Phase 3 trial in early-stage CM in the first half of 2023. We have received orphan drug designation for treatment of uveal melanoma from FDA and EMA, and fast track designation from the FDA for the treatment of choroidal melanoma and have aligned with FDA, EMA and the United Kingdom, or UK, MHRA on the design and endpoints of the global Phase 3 trial. If approved, this would represent the first therapy for primary choroidal melanoma as a first-line treatment option for early-stage disease, reserving radiotherapy for a second-line treatment option. If approved, we intend to independently commercialize bel-sar in ocular cancers using a limited sales force to target the approximately 50 ocular oncologists in the United States and approximately 50 ocular oncologists in Europe, who are a focused call point that treat most patients.
▪
Continue developing bel-sar for additional ocular oncology indications, starting with choroidal metastasis. We intend to be at the forefront of ocular oncology innovation and believe we can apply bel-sar's mechanism of action, which has shown the potential to treat tumors while preserving key ocular structures, to other cancers. Beyond early-stage choroidal melanoma, we intend to develop bel-sar in choroidal metastasis and multiple other ocular oncology indications. We plan to initiate a clinical trial in this indication in the second half of 2023. In addition, we plan to develop bel-sar for tumors of the ocular surface, including both melanomas and squamous cell carcinomas. We plan to leverage the sales force infrastructure we intend to build for primary choroidal melanoma for these additional ocular oncology indications.

▪
Pursue development of bel-sar for our first non-ophthalmic solid tumor indication in NMIBC. Our novel approach has the potential benefit of treating early-stage local tumors, particularly NMIBC, while generating long-term antitumor immunity to prevent metastasis. We believe that local administration into the bladder, and the ability to use a focused laser to activate bel-sar, provides the opportunity to apply our technology platform to this area of high unmet medical need. Bladder cancer represents an attractive indication given its sensitivity to immune response and high unmet medical need. Bel-sar’s pro-immunogenic mechanism of action has shown robust activity in nonclinical models as a single agent and synergy with checkpoint inhibitors in this indication. We have received fast track designation from the FDA’s Division of Oncology and we are currently enrolling patients in an ongoing Phase 1 study in NMIBC. We plan to present early data from this study in the second half of 2023.
▪
Broaden the application of our proprietary technology platform to expand our pipeline of product candidates. Due to the expression of tumor–modified HSPGs across a wide range of solid tumors, we plan to broadly evaluate our technology platform in other oncology indications. In addition, we plan to explore the possibility of delivering other therapeutic agents, including nucleic acid therapies and non-light activated molecules, to expand the potential of our technology platform across multiple solid tumors.

Targeting a broad range of solid tumors with our proprietary technology platform

Our technology platform represents a novel approach of targeting a broad range of solid tumors using VLPs that can be loaded or conjugated with drugs creating a new class of targeted therapies.

The key finding that launched our technology development efforts was the observation that human papilloma virus, or HPV, binds to modified tumor associated GAGs that are part of the heparan sulphate chain of HSPGs on the tumor cell membrane. GAGs are a large family of molecules found in the extracellular matrix and on the membranes of cells. Tumor cells specifically-modify GAGs that are part of the heparan sulphate chain of HSPGs with key sulfation modifications that provide high binding specificity to a number of ligands. Tumor-modified HSPGs regulate many aspects of tumor progression, including proliferation, invasion, angiogenesis and metastases. Our scientific founder, John Schiller, PhD, and his colleagues at the National Institutes of Health, or NIH, identified that these specific modifications enable the selective binding of HPV on tumor cells, as illustrated below.

Figure 2. VDCs bind to modified tumor associated GAGs that are part of the heparan sulphate chain of HSPGs on the tumor cell surface with multivalent binding and do not bind to normal healthy cells.

This NIH team discovered that selective binding of HPV was determined by the properties of the proteins that make up the viral capsid, or shell, not by the nucleic acids contained within the shell. Dr. Schiller pioneered the development of VLPs into a highly effective HPV vaccine to prevent cancer, work for which he received the Lasker-DeBakey Clinical Medical Research Award. He discovered that these capsid proteins could be recombinantly manufactured and could self-assemble into empty VLPs without any viral genome. Our technology platform is based on HPV-derived VLPs that were further engineered to reduce cross-reactivity with pre-existing immunity against HPV, enabling the use of VLPs as oncology therapeutics. This platform leverages the tumor-specific targeting mechanism of HPV VLPs to enable their use to deliver cytotoxic payloads directly to a wide range of solid tumors. VLPs have also demonstrated the ability to deliver nucleic acids, potentially expanding our platform on which to base a novel class of oncology therapies.

Choroidal melanoma overview

Choroidal melanoma is the most common primary intraocular cancer in adults, with an incidence of 11,000 patients/year in the United States and Europe. This comprises approximately 90% of all cases of uveal melanoma, consisting of melanomas in the choroid, ciliary body and iris, which are collectively referred to as the uvea. It is estimated that 96% of patients are diagnosed without clinical evidence of metastatic disease. There are approximately 2,000 new cases treated each year in the United States and 1,600 new cases treated each year in Europe. However, despite the current treatments with radiotherapy, the long-term prognosis is poor with death occurring in more than 50% cases and irreversible vision loss within 5 to 10 years in approximately 70% of cases. We intend to develop bel-sar as a first line therapy to treat early-stage disease which includes small melanomas and indeterminate lesions representing approximately 9,000 patients in the United States and Europe. Most cases are found in adults with a median age of 55, light eye color and fair skin. It is often discovered in patients who are asymptomatic, although some patients report decreased vision or non-specific visual symptoms such as flashes, floaters, blurry or distorted vision or visual field defects. Most choroidal melanomas result from transformation of a benign choroidal nevus. In early-stage lesions, most of the tumor is composed of benign nevi cells with a small cluster of malignant melanoma cells. Benign choroidal nevi are found in approximately 5% of adults in the United States 40 years or older. There are 3,900 patients every year in the United States who are diagnosed with indeterminate melanocytic lesions that have risk factors and that are referred to the ocular oncologist.

Our goal is to develop bel-sar as a first line treatment option that can enable early-stage treatment of choroidal melanoma while preserving vision and reserving radiotherapy for a second line treatment option. Earlier diagnosis and early treatment intervention of lesions in the eye before the onset of metastatic disease may dramatically change outcomes for patients.

Current treatment options for primary choroidal melanoma

There are no FDA-approved therapies for primary choroidal melanoma. There are three common treatments that are routinely used for local control of choroidal melanoma: plaque brachytherapy; proton beam irradiation; and enucleation, or removal of the affected eye, each of which represent invasive surgical procedures.

Figure 3. Three primary treatments for choroidal melanoma.

The limited options available to treat patients with choroidal melanoma pose challenges to clinicians and patients. The existing treatments are far from innocuous: all of them are invasive procedures that are associated with irreversible loss of visual acuity and other deleterious side effects. Because choroidal melanoma tends to metastasize early, even with radical treatments such as enucleation, metastatic disease still occurs, which results in a high degree of mortality. We believe that there is an urgent unmet medical need for an effective vision preserving therapy and that the availability of such a therapy may encourage treatment of early-stage CMs and increase the awareness of the importance of early diagnosis for this life-threatening disease.

Our solution bel-sar

Bel-sar is a VDC consisting of an HPV-derived VLP and a phthalocyanine dye, a laser activated cytotoxic payload. Our VLP was created using the capsid proteins of HPV that have been genetically modified to avoid cross-reactivity with pre-existing immunity against the virus and bind with high affinity to modified tumor associated GAGs that are part of the heparan sulphate chain of HSPGs surface of tumors cells, including ocular melanoma cells.

Figure 4. Bel-sar, administered by intraocular injection, binds to tumor cells. Activation using an ophthalmic laser leads to rupture of the tumor cell membrane, acute necrosis and a secondary immune activation leading to long term antitumor immunity.

Goal of Treatment with Bel-sar

In ocular oncology, the goal of early-stage local treatment is to achieve a local cure and prevent the tumor from growing further which is defined as tumor control while preserving the delicate ocular structures such as the retina. We believe that treatment early in the disease course can also limit the risk of metastasis for patients. After treatment, if tumors do not have an increase in thickness by ultrasound or an increase in diameter as evaluated with digital photography, it is believed that the malignant cells have been killed, tumor control has been achieved and the treatment is considered successful or equivalent to a local cure. Ocular oncologists measure the antitumor activity after plaque brachytherapy by evaluating tumor control as well as systemic disease to detect the presence of metastasis.

Figure 5. Goal of treatment with bel-sar is local tumor control with targeted killing of melanoma cells.

We believe that patients with early-stage choroidal melanoma stand to derive the most benefit from bel-sar. These tumors are not only the most likely to respond to our therapy but, based on historic data, these patients also have the highest likelihood of not having already developed life-threatening metastatic disease, and as such, bel-sar has the potential to confer the greatest long-term benefit.

Phase 1b/2 demonstrated proof of concept as assessed by meaningful clinical endpoints: tumor control and visual acuity preservation

A total of 56 patients enrolled with a clinical diagnosis of primary choroidal melanoma were treated with bel-sar using an intravitreal route of administration.

The data at 12 months demonstrated a clear dose response between patients treated at sub-therapeutic doses/regimens with a tumor control rate of 44% and those treated at the therapeutic regimen with two cycles of therapy at the highest dose which achieved a tumor control rate of 70%. In addition, this robust tumor control was accompanied by a high rate of visual acuity preservation of >70% including a high percentage of patients with tumors close to the fovea or optic disk considered at high risk for vision loss. Treatment with bel-sar was generally reported to be well-tolerated at all doses including the highest treatment regimen with two cycles of therapy. Adverse events were generally mild or moderate, transient and manageable with standard of care treatments in most patients. Expected AEs of vitreous inflammation, anterior chamber inflammation and increased intraocular pressure were manageable with steroid treatment and ocular antihypertensives. There were only two drug-related SAEs of vision loss related to pigmentary changes around the edge of the tumor.

Suprachoroidal delivery

As part of our overall development strategy, we are evaluating and developing the SC route of administration to optimize the delivery of bel-sar to the choroid where the tumor is located. The suprachoroidal space, or SCS, is a potential space bound between the external surface of the choroid and the internal surface of the sclera and encompasses the full circumference of the posterior segment of the eye.

Figure 6. Suprachoroidal administration with SCS MicroinjectorTM.

Based on our nonclinical data, we believe SC administration of bel-sar can result in a better target product profile with reduced inflammation because of significantly lower exposure of the drug to the vitreous and potentially higher clinical activity than intravitreal administration because of increased drug exposure to the tumor in the choroid.

Phase 2 suprachoroidal administration trial

We are currently conducting a Phase 2 dose-escalation trial of bel-sar with SC administration in up to 22 patients with choroidal melanoma. The primary objective of this trial is to determine the maximum tolerated dose and treatment regimen. The safety and tolerability data as of the January 10, 2023 data cutoff (n=20) demonstrated that SC administration was generally well tolerated. In addition, the tolerability profile was substantially improved versus the safety profile observed in the phase 1b/2 study using IVT administration, with no dose limiting toxicities or serious treatment related adverse events reported. No deaths have been reported in any of the trials to date. As summarized in Figure 7 below, drug and laser related adverse events have been mild and only five patients had anterior chamber cells and/or inflammation, which resolved spontaneously or with standard of care treatment. Four moderate adverse events are not listed in the table and were related to the injection procedure, with one each of anterior scleritis, subconjunctival hemorrhage, conjunctival edema and eye irritation. Of note, no inflammation in the vitreous has been observed in this trial with up to three cycles of the highest tested dose (80 µg with 2 laser applications). A total of 6 SAEs unrelated to treatment have been reported in 3 patients: 1 unrelated SAE of retinal detachment in 1 patient, 1 unrelated SAE of retinal vein occlusion in 1 patient and 4 unrelated SAEs of sarcoma, seizure, brain abscess and deep vein thrombosis in 1 patient. Given the generally favorable tolerability profile we increased the treatment regimen to three cycles of treatment which was one cycle more than the highest regimen in the IVT trial. The preliminary safety and tolerability of 3 cycles has been evaluated, and based on the data observed to date, additional patients in this cohort may be enrolled. We plan to present an average of 12-month safety and efficacy data from this trial in the second half of 2023.

Figure 7. Adverse events among the 20 patients enrolled in the Phase 2 suprachoroidal trial to date.

The data from the ongoing Phase 2 study using suprachoroidal administration was presented at Macula Society’s 46th Annual Meeting in February 2023 and continued to demonstrate a robust dose response between the subtherapeutic dose regimens (20% tumor control) and the therapeutic dose regimens with three cycles of therapy (89% tumor control) (Figure 8). In addition, the safety profile to date has been favorable with no treatment related SAEs or significant AEs, which is encouraging given that the majority of these patients had tumors close to the fovea or optic disk. The longer follow up (average of nine months) and the consistency of response in the planned Phase 3 patient population with 100% tumor control and 90% visual acuity preservation strongly support the assumptions for the success of the global Phase 3 trial which is on track to enroll the first patient in the first half of 2023. The vision preservation rates were 88% or better in all subgroups, including patients assigned to the highest dose regimens. Seven of the 8 patients assigned to the highest dose regimens were at high risk for vision loss if treated with radiotherapy (tumors ≤3 mm from the fovea or optic disc) (Figure 9).

Figure 8. Dose Response and Interim Tumor Control Rates Demonstrate Meaningful Clinical Benefit

Figure 9. High Vision Preservation Rates with 8-9 Months of Follow Up.

Global Phase 3 trial plan in choroidal melanoma

In alignment with the FDA, EMA and MHRA, we initiated activities of our Phase 3 trial AU-011-301. This is a randomized, adaptive, sham-controlled, patient, assessor, and sponsor-masked trial to evaluate the efficacy and safety of bel-sar treatment via SC administration in patients with early-stage choroidal melanoma to support potential marketing authorization (Figure 10). We intend to randomize a minimum of 85 patients in this trial to three arms 2:1:2 to receive therapeutic regimen bel-sar, low dose regimen bel-sar or a sham control. We will use an enrichment strategy and plan to enroll patients based on having a small amount of active growth within two years prior to trial enrollment. This will ensure that patients have actively growing lesions allowing for a reduction in the variability of timing and event rates of selected endpoints being used to establish the efficacy of bel-sar treatment.

The trial will utilize an adaptive design with the ability to perform a sample size re-estimation. With this adaptive design, there will be an interim analysis approximately one month before the last patient is enrolled and the sample size could be increased from 85 patients up to 105 patients if either (1) the overall observed event rate is lower than assumed or (2) if the estimated ratio of events between the arms is slightly different than the current assumptions.

Figure 10. Phase 3 Adaptive Design Showing Interim Analysis and Potential Sample Size

Re-estimation from 85 Patients to 105 Patients.

The regimen of three cycles in the 80 µg bel-sar arm is based on preliminary safety data observed with this regimen, which was the highest tested in the Phase 2 AU-011-202 trial with no dose-limiting toxicities, treatment related severe AEs, or treatment related SAEs reported, as well as supportive preliminary efficacy data observed with this regimen. The principal objective of the inclusion of the 40 µg bel-sar treatment arm is to minimize bias and improve masking of the 80 µg bel-sar treatment arm as requested by the FDA and is not powered for statistical comparison. However, summary statistics will be reported for the 40 µg bel-sar treatment arm using the primary, key secondary, and selected additional endpoints. A dose of 40 µg and 2 laser applications with the same regimen of 3 cycles was chosen for the second bel-sar treatment arm as this was the second highest dose/regimen tested in the Phase 2 SC trial (Cohort 5) and we believe it may have a therapeutic potential.

The trial will be patient, assessor (VA examiners and IRC readers) and sponsor-masked. Masked readers at the IRC will assess the imaging data-based efficacy assessments including tumor thickness and largest basal, diameter, or LBD, during the trial. Best corrected visual acuity will be assessed using the ETDRS protocol by masked, certified, VA examiners. All measures will be taken to mask the patients during their trial participation period including the use of sham SC injections and sham laser on assigned treatment days.

Any patient in the trial who meets the tumor progression definition will be treated with SoC therapies as rescue treatment per Investigator judgment. SoC therapies will include, but are not limited to, brachytherapy and proton beam therapy. This will ensure that no patient has a delayed treatment if the tumor is progressing, and importantly, that all of the sham patients receive their SoC treatment in a timely manner and no later than in the regular clinical practice. The primary endpoint for the Phase 3 trial will be a composite time to event analysis that will evaluate the number of events of tumor progression or visual acuity failure between the high dose bel-sar group and the sham group using a log rank test. The first key secondary endpoint will be the time to tumor progression. And we will also evaluate the tumor thickness growth rate over 52 weeks and visual acuity failure up to 52 weeks There will be a minimum follow up for all patients of 12 months.

The trial has a power of >90% to meet the primary endpoint. Since there is no drug approved for the treatment of choroidal melanoma, we have aligned with FDA that a statistically significant difference on the primary endpoint will provide support from a regulatory perspective to meet the requirement of clinical effectiveness.

If warranted by the data, we plan to submit the results of the Phase 3 trial to support approval of bel-sar for the treatment of primary indeterminate lesions and small choroidal melanoma. Based on the results of the Phase 3 trial, if positive, and the fact that there are no therapies approved for the treatment of this rare disease and that the standard of care with radiotherapy leaves patients with irreversible vision loss, the FDA and EMA may agree to grant approval based on a single Phase 3 trial. However, the FDA and/or EMA may require two Phase 3 trials for approval, which will be addressed subsequent to reviewing the data from the Phase 3 trial with the regulators.

Registry Study

We have agreement with the FDA, EMA, and MHRA that we will monitor all patients for a total of five years after start of dosing to evaluate the metastatic and mortality risks as well as the long-term tumor response, visual acuity preservation and safety, which we are doing in a Phase 4 Registry study.

As of January 11th, 2023, all 57 patients in the Phase 1b/2 trial (AU-011-101) with intravitreal administration have completed the trial and 45/57 have entered the Registry study. In addition, 14/20 patients from the ongoing Phase 2 trial (AU-011-202) with SC administration have also entered the Registry study. The data collected in the Registry is intended to assess the long-term (5 total years) safety, rate of metastatic disease, mortality, tumor control, and visual acuity preservation from bel-sar treatment.

Matched case control studies

The ability to demonstrate tumor control with long-term visual acuity preservation supports the potential of bel-sar to become the standard of care for the first-line treatment of patients with early-stage choroidal melanoma compared to an invasive radiotherapy procedure that leaves most patients with irreversible vision loss and other long-term comorbidities. To demonstrate the long-term value of visual acuity preservation for patients treated with bel-sar, we are conducting two retrospective Matched Case Control, or MCC, studies that will provide data comparing bel-sar to brachytherapy. The first retrospective MCC study has been performed to provide an estimate of the vision benefit of bel-sar, with IVT administration versus brachytherapy and a second retrospective MCC study with SC administration to support the overall visual results is planned once the AU-011-301 trial is completed. These studies are discussed below.

Retrospective matched case control study with intravitreal administration

To assess the vision preservation benefit of bel-sar compared to brachytherapy we are conducting a retrospective MCC analysis comparing the group of patients in our Phase 1b/2 trial who had tumors at high risk for vision loss due to its location close to the fovea or optic disk and were treated with bel-sar (n=43) to patients with tumors of similar size and location previously treated with brachytherapy at the Wills Eye Hospital Ocular Oncology Service led by Dr. Carol Shields. This study matched patients up to 5:1 using the key baseline characteristics that impact long-term visual acuity – tumor location, tumor size and baseline visual acuity – and we are comparing the visual acuity after treatment with each therapy in terms of a change from baseline in vision and absolute vision every year for up to 5 years. As shown in Figure 11, the initial trial results showed a statistically significant vision preservation benefit for bel-sar compared to brachytherapy at year 2. Importantly, the data showed that vision after treatment with bel-sar remained stable through the first and second year demonstrating the long-term visual acuity benefit of the treatment with bel-sar. In the current analysis the vision results from year 2 with bel-sar were extrapolated to compare against the vision data with brachytherapy through year 5 (Figure 11). By year 5 there was over an 8-line benefit (>0.8 logMAR difference) of vision preservation comparing bel-sar (orange bar) to brachytherapy (blue bar).

logMAR
1.2
1.0
0.8
0.6
0.4
0.2
0.0
Δ = -0.086
Δ = -0.282*
Δ = -0.489**
Δ = -0.731**
Δ = -0.831**
Year 1
Year 2
Year 3
Year 4
Year 5
* p < 0.05; ** p< 0.001
Plaque Patients
AU-011-101 Subjects
AU-011-101 Subjects Extrapolated

Figure 11. Comparison of visual acuity outcomes (logMAR Vision) after treatment with bel-sar versus treatment with Brachytherapy

We believe that the results of this retrospective study validate and strengthen our data supporting that the treatment with bel-sar results in durable preservation of visual acuity which provides an important advantage to brachytherapy as a first line treatment option for early-stage disease. We look forward to publishing these results with Dr. Carol Shields/Wills Eye Hospital in the second half of 2023 and to continue to analyze the data up to year five.

Retrospective matched case control study with suprachoroidal administration

Based on the positive results from the IVT rMCC study we are going to conduct a second retrospective MCC study in lieu of a prospective study. We will compare the visual acuity of patients treated with bel-sar with SC administration from both the Phase 2 and Phase 3 studies versus the visual acuity of patients treated with plaque brachytherapy.

Choroidal metastasis from other tumors

We can apply our mechanism of action for bel-sar, which we believe has the ability to preserve key ocular structures, in multiple other ocular oncology indications. Beyond primary choroidal melanoma, we are developing bel-sar in additional ocular oncology indications, starting with choroidal metastasis. Choroidal metastasis is a common intraocular malignancy that is caused by multiple primary cancers in the body that metastasize to the eye due to the high blood flow and perfusion that provides an environment in the choroid receptive to metastases and tumor growth. Approximately 22,000 patients have choroidal metastasis globally every year and approximately half (~47%) of the patients with choroidal metastasis have primary breast tumors. Other common primary cancers include lung (approximately 21%), gastrointestinal (4%), kidney (2%), cutaneous melanoma (2%) and prostate cancer (2%), and approximately 17% of cases with an unknown primary tumor type. The majority of these malignancies are solitary small tumors in the choroid associated with subretinal fluid and as opposed to choroidal melanoma, they can occur in and adversely affect vision in both eyes. These lesions are typically treated with radiation, which has the same comorbidities as previously described for the treatment of choroidal melanoma. Given their poor prognosis, the quality of life and, in particular, maintenance of vision, for patients with metastatic cancer is critical and as such there is a significant unmet need for an effective vision sparing ocular treatment that enables patients to avoid additional surgical interventions.

The IND has been opened with the FDA, where we received fast track designation, and we plan to initiate a Phase 2 clinical trial in choroidal metastasis in the second half 2023.

Non-muscle-invasive bladder cancer

We are developing bel-sar for the treatment of NMIBC utilizing an intramural route of administration for the treatment of patients with intermediate and high-risk bladder cancer. This novel route of administration is based on the direct administration of bel-sar into the lamina propria of the bladder wall at the tumor edge. It is intended to place high levels of bel-sar at the base of the tumor where laser activation can cause localized necrosis preventing residual tumor cells from further growth and potentially solving tumor recurrence, which is one of the highest unmet medical needs in this disease. We began a Phase 1 trial in late 2022 and the trial is currently enrolling.

Bladder cancer disease background

Bladder cancer is the most common malignancy involving the urinary system and is the eighth most common cause of cancer death in men in the United States. Estimates are that there will be 81,000 new cases of bladder cancer and 17,000 deaths in 2021 in the United States. Globally, bladder cancer accounts for approximately 570,000 cases, with 422,000 cases comprised of NMIBC, and 165,000 deaths each year. Patients with bladder cancer classically present with painless blood in the urine, however, because this symptom is like those of benign disorders such as urinary tract infections, cystitis, prostatitis and the passage of kidney stones, the diagnosis of bladder cancer is often delayed while these other, more common, conditions are ruled out. Furthermore, symptoms are often intermittent. Delays in diagnosis can lead to a worsened prognosis due to the presence of more advanced stage disease by the time a confirmation of bladder cancer is made.

Our solution bel-sar

We are currently developing bel-sar for the treatment of NMIBC and have initiated a Phase 1 trial to evaluate the feasibility of intramural administration and to assess distribution, safety and proof-of-mechanism with evaluation of local acute cellular necrosis after laser activation. We believe bel-sar represents a potential targeted therapy that can be activated using a similar laser as that currently utilized in our choroidal melanoma program, following a well-characterized approach with commercially available devices used by urologists.

Bel-sar has been observed to be highly selective, through both its specific binding to a subset of modified GAGs that are part of the heparan sulphate chain of HSPGs on cancer cells, combined with focused laser activation leading to cytotoxicity and subsequent immune activation. We believe the immune response could play an even larger role in bladder cancer, given that bladder cancer has a well-documented response to immune activation. This immune sensitivity is substantiated by the effectiveness of immune modulatory agents like Bacillus Calmette-Guérin, or BCG. We have observed in nonclinical experiments that bel-sar was able to target bladder cancer cells in both in vitro and in vivo tumor models. Laser activation of bel-sar resulted in cell killing of bladder tumor cells while sparing other normal surrounding cells as a single agent. This cell killing induced a pro-immunogenic antitumor response that resulted in complete and durable tumor regressions in mouse xenograft models as well as the prevention of tumor re-implantation. This highlights the value of bel-sar to generate antitumor immunity and prevent tumor recurrence. Based on our nonclinical data, bel-sar was also observed to be highly synergistic with checkpoint inhibitors that have already been approved and are in development for the treatment of NMIBC and metastatic bladder cancer patients.

d

Figure 12. Overview of bel-sar’s dual mechanism of action with acute tumor cell necrosis and secondary antitumor immunity.

Clinical plans in NMIBC

We are currently enrolling a Phase 1 trial in intermediate and high-risk NMIBC patients that are either candidates for transurethral resection of the bladder tumor, or TURBT, or cystectomy. The trial design is presented in Figure 13 below.

Without Light
Cohort 1a (n=6)
AU-011 Intramural (no Laser) followed by Cystectomy @ ≤4 h (n≈3) or 24 h (n≈3)
AU-011 Intramural + Intratumoral (no Laser) TURBT (24 h)
Cohort 1b (n=5)
Safety/Feasibility Review
With Light
Cohort 2 (n=4) *
AU-011 + Laser (Intramural) Followed by TURBT (24 h)
Cohort 3 (n=4)
AU-011 + Laser (Intramural) Followed by Cystectomy (24 h)
Cohort 4 (n=4) *
AU-011 + Laser (Intramural + Intratumoral) Followed by TURBT (24 h)
Safety/Feasibility Review
Investigations
Pathology Histology
*Alternate enrollment between cohorts 2 and 4

Figure 13. Phase 1 window of opportunity trial to establish route of administration and tumor necrosis.

In this Phase 1 trial, we intend to evaluate the tumor distribution of bel-sar after intramural administration in intermediate to high-risk patients with NMIBC undergoing TURBT or cystectomy. In cohorts 1a and 1b, we are assessing bel-sar local and systemic exposure without laser activation. In cohorts 2, 3 and 4 we are assessing bel-sar plus laser activation in patients with intermediate risk that are planned to receive TURBT and high-risk patients that are unresponsive to BCG and that are planned to receive cystectomy. In these cohorts, we plan to administer bel-sar followed by laser activation, and one week later the tumor will be removed by TURBT (cohorts 2 and 4) or the entire bladder will be removed by cystectomy (cohort 3), and we will assess tumor response in the form of necrosis and the immune response by pathology and immunohistochemistry. This Phase 1 trial is being conducted at approximately 10 sites in the United States.

Other HSPG-Expressing Tumors

Our HPV-derived VLPs have a unique tropism towards cancer cells based on their multivalent binding to modified HSPGs that are specifically found in tumor cells. In vitro, we have observed our VLPs bind to multiple cancer cell lines. In vivo, we have also observed binding using our HPV-derived VLPs using xenografts of human tumor cell lines and allografts of murine tumor cell lines, like lung, ovarian, bladder, melanoma and colon. These results help to corroborate the thesis that multiple tumors appear to consistently express and specifically modify HSPGs. Accordingly, we believe we may be able treat a broad spectrum of solid tumors. We plan to select our next solid tumor indication for clinical development with bel-sar based on its status as a tumor type with high HSPG expression, such as cutaneous melanoma and head and neck cancer.

Competition

The biotechnology and pharmaceutical industries are characterized by rapid innovation of new technologies, fierce competition and strong defense of intellectual property. While we believe that bel-sar and our knowledge, experience and scientific resources provide us with competitive advantages, we may face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others.

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

Our competitors may obtain regulatory approval of their products more rapidly than we may or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize bel-sar and any future product candidates. Our competitors may also develop drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products and these competitors may also be more successful than us in manufacturing and marketing their products.

Ocular oncology

Currently we are not aware of any other company that has a drug in clinical development for the treatment of early-stage disease, which includes indeterminate lesions and small choroidal melanomas, or for the treatment of choroidal metastasis, which are our first two planned ocular oncology indications. The standard of care as a first line treatment for patients is plaque brachytherapy or proton beam therapy. Verteporfin (Visudyne) is currently used off label in some cases of early-stage disease alone or in combination with transpupillary thermotherapy. It is possible that there may be other companies with compounds in preclinical development but we are not aware of any data that has been published or presented at any conference. Given our stage of development, we believe we are the furthest along in development. Our focus in ocular oncology is the early treatment of the primary cancer in the eye before it metastasizes. Immunocore Holdings PLC, or Immunocore, recently received FDA approval for KIMMTRAK® (tebentafusp-tebn) injection for metastatic uveal melanoma. Immunocore’s drug is indicated for the treatment of HLA-A*02:01-positive adult patients with unresectable or metastatic uveal melanoma and has not been developed to treat the early-stage disease in the eye. Ideaya Biosciences is in Phase 2 clinical development to treat metastatic uveal melanoma. In addition, they have initiated a study with neoadjuvant treatment in patients that are selected to receive enucleation or radiotherapy with the goal of either preserving the eye or reducing the dose of radiotherapy.

Urologic oncology

There are multiple companies that have drugs in clinical development for the treatment of intermediate and high-risk NMIBC patients that are unresponsive to BCG and several trials ongoing in BCG naïve patients. Ferring Pharmaceuticals has recently obtained FDA approval for ADSTILADRIN for the treatment of adult patients with high-risk BCG-unresponsive NMIBC with carcinoma in situ, or CIS, with or without papillary tumors. ImmunityBio, Inc. has presented Phase 2/3 data for their drug Anktiva in combination with BCG in patients with BCG unresponsive high grade NMIBC and has submitted a BLA with a PDUFA date of May 23, 2023. UroGen Pharma Ltd. has a drug Jelmyto, a gel reformulation of mytomicin that is currently approved to treat low grade upper tract urothelial cancer, which is currently in Phase 3 development for the treatment of NMIBC. CG Oncology’s cretostimogene grenadenorepvec (CG0070) is being investigated in a global Phase 3 clinical trial as a monotherapy for the treatment of BCG-unresponsive NMIBC and in combination with KEYTRUDA in a Phase 2 trial in the same indication. Asieris Pharmaceuticals has APL-1202 in development for NMIBC as a monotherapy and in combination with other therapies. Pembrolizumab has been approved for or the treatment of BCG-unresponsive NMIBC with CIS (with or without papillary tumors) for patients who are unfit or unwilling to undergo radical cystectomy. In addition, there are several additional immune checkpoint inhibitors, or ICIs, in development as a monotherapy and there are a number of combination trials with ICIs in an effort to improve efficacy and durability of response. In addition, there are several early-stage treatments entering the clinic such as Protara Therapeutics, Inc.’s TARA-200.

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

In consideration of the rights granted under the NIH License Agreement, we paid NIH a one-time upfront payment of $0.1 million. We are required to make low single-digit percentage royalty payments based on specified levels of annual net sales of licensed products subject to certain specified reductions. We are required to make development and regulatory milestone payments up to $0.7 million in the aggregate and sales milestone payments up to $0.6 million in the aggregate. We are also required to pay NIH a mid-single to low teen-digit percentage of any sublicensing revenue we receive. Additionally, our payment obligations to NIH are subject to an annual minimum royalty payment of low five figures. We recognized no milestones related to this agreement and related amendments for the years ended December 31, 2022 and 2021. In addition to milestones under the agreement, we reimburse the NIH for any patent prosecution costs incurred.

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

Intellectual property

Our success depends in part on our abilities to (1) obtain and maintain proprietary protection for our lead virus-like drug conjugate product candidate bel-sar, (2) defend and enforce our intellectual property rights, in particular, our patent rights, (3) preserve the confidentiality of our know-how relating to, for example, certain manufacturing steps, material components and characteristics of our formulations, and (4) operate without infringing valid and enforceable intellectual property rights of others. We seek to protect our proprietary position by, among other things, exclusively licensing United States and certain foreign patents and patent applications and filing United States and certain foreign patent applications related to bel-sar, where patent protection is available. We also rely on know-how, continuing technological innovation and confidential information as well as pursue licensing opportunities to develop and maintain our proprietary position and protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We seek to protect our proprietary technology, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and others who may have access to proprietary information, under which they are bound to assign to us inventions made during the term of their employment or term of service. We also seek to preserve the integrity and confidentiality of our data by maintaining physical security of our premises and physical and electronic security of our information technology systems.

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

Our patent portfolio includes a combination of issued patents and pending patent applications that are owned by us, co-owned by us or licensed by us from third parties. As of February 13, 2023, we have an exclusive license (with regard to ocular cancers) and a non-exclusive license (with regard to solid tumors in humans for a specific indication) from LI-COR under one issued United States patent; an exclusive license from NIH under four issued United States patents and three issued foreign patents; an exclusive license from INSERM-TRANSFERT, or Inserm, under three issued United States patents, and six granted foreign patents; and exclusive rights under a Cooperative Research and Development Agreement, or CRADA, with the United States Department of Health and Human Services, or DHHS, as represented by the National Cancer Institute, and Institute, Center, or Division of the NIH, under three issued United States patents, three pending non-provisional United States patent applications, eight foreign patents, and eleven pending foreign patent applications.

In addition, as of February 13, 2023, we solely own four issued United States patents, one pending non-provisional United States patent application, six pending foreign patent applications, and one pending United States international Patent Cooperation Treaty, or PCT, application. We intend to pursue, when possible, additional patent protection, including composition of matter, method of use and process claims related to bel-sar.

Patent families

We license one patent family from LI-COR and one patent family from the NIH, co-own and license one patent family from Inserm, co-own two patent families with DHHS/NIH and have exclusive rights under a CRADA, and solely own two patent families, all of which are generally directed to the bel-sar product and related methods of use and production.

The first family, licensed from LI-COR, includes one issued United States patent. This patent includes claims directed to (1) fluorescent phthalocyanine dyes and (2) processes for making the dyes (e.g., the IRDye 700DX® dye molecules used in bel-sar). This patent has a standard expiration date of October 23, 2023, subject to potential extensions.

The second family, licensed from NIH, includes four issued United States patents, one issued European patent, and one issued patent in each of Australia and Canada. Patents in this family include claims directed to (1) methods for inhibiting the proliferation of and/or killing cancer cells using a therapeutic agent formulated with a papilloma virus-like particle, (2) methods that include administering to a patient (e.g., a patient having a melanoma) a papilloma virus-like particle having a fluorescent dye and exposing the dye to an excitation wavelength of light, and (3) methods for detecting cancer cells using a papilloma virus-like particle having a detectable label. This patent has a standard expiration date of May 1, 2028, subject to potential extensions.

The third family, which we co-own with and license from Inserm, includes three issued United States patents, two issued European patents, an issued patent in each of Canada, Hong Kong, India and Japan. Patents in this family include claims directed to (1) a modified papillomavirus (HPV16) L1 protein having reduced immunogenicity relative to wild-type HPV16 L1 protein and an FG loop having the specific amino acid sequence that is present in bel-sar, (2) nanoparticles comprising the modified L1 protein, (3) methods of using the modified L1 protein to deliver therapeutic agents, and/or (4) methods of producing nanoparticles comprising the modified L1 protein. This patent has a standard expiration date of July 24, 2029, subject to potential extensions.

The fourth patent family, which we own, includes four issued United States patents. Patents in this family include claims directed to (1) codon-optimized nucleic acids having the particular nucleotide sequence that encodes the modified papillomavirus (HPV16) L1 protein present in bel-sar, (2) methods of producing nanoparticles that include the modified HPV16 L1 protein encoded by the codon-optimized nucleic acids, and (3) methods of using the nanoparticles that include the modified HPV16 L1 protein encoded by the codon-optimized nucleic acids to deliver a therapeutic agent to a patient having cancer. This patent has a standard expiration date of February 7, 2033, subject to potential extensions.

The fifth patent family, which we co-own with DHHS/NIH and have exclusive rights under a CRADA, includes three issued United States patents, two issued patents in each of Europe, Australia, and Japan, an issued patent in each of Canada, Hong Kong, Republic of Korea and Mexico, two pending patent applications in the United States, and one pending patent application in each of Australia, Brazil, China and Europe. Patents in this family include claims directed to (1) tumor-targeting papilloma virus-like particles containing near infrared phthalocyanine dye molecules that become toxic or produce a toxic molecule upon light activation, (2) methods that include delivering the papilloma virus-like particles to an ocular tumor, and/or (3) methods of producing tumor-targeting bioconjugates that include the papilloma virus-like particles and near infrared phthalocyanine dye molecules. This patent has a standard expiration date of September 18, 2034, subject to potential extensions.

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

The eighth patent family, which we own, includes a pending international PCT application with claims directed to a method for treating a bladder tumor by administering a therapeutic agent to a region of the lamina propria of the bladder wall that is proximate to the bladder tumor. Patents issuing from applications claiming priority to this international PCT application would have a standard expiration date of September 7, 2042.

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

In the United States, where we initially focused our product development, the FDA regulates biologics under the FDCA and the Public Health Service Act, or PHSA, and their implementing regulations. Biologics are also subject to other federal, state and local statutes and regulations. Our product candidate, bel-sar, has not been approved by the FDA for marketing in the United States.

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

Nonclinical studies and clinical trials for biologics

Before testing any drug or biologic in humans, the product candidate must undergo rigorous nonclinical testing. Nonclinical studies include laboratory evaluations of chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of nonclinical studies is subject to federal and state regulations and requirements, including GLP requirements for safety and toxicology studies. The results of the nonclinical studies, together with manufacturing information and analytical data must be submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and it must become effective before clinical trials may begin. The central focus of an IND submission is on the protocol(s) for the initial clinical trial and the general investigational plan. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product; chemistry, manufacturing and controls information; and any available human data or literature to support the use of the investigational product. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Some long-term preclinical testing may continue after the IND is submitted. Accordingly, submission of an IND may or may not result in FDA authorization to begin a trial. A separate protocol submission to an existing IND must also be made for each successive clinical trial conducted in the United States, each of which may begin following a 30 day period unless the FDA issues a clinical hold on the clinical trial.

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

In addition, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. A sponsor who is planning to submit a marketing application for a biological product that includes a new clinically active component, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.

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

Accelerated approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Sponsors are also required to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the sponsor fails to conduct such studies in a timely manner and send the necessary updates to the FDA, or if a confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, unless otherwise informed by the FDA, the FDA currently requires, as a condition for accelerated approval, that all advertising and promotional materials that are intended for dissemination or publication within 120 days following marketing approval be submitted to the agency for review during the pre-approval review period, and that after 120 days following marketing approval, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

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

In addition, drug and biologics manufacturers and their subcontractors involved in the manufacture and distribution of approved products, including those supplying products, ingredients, and components of such products, are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our contract manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual program fee for any marketed product. The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union, or EU, provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower.

Health Care Laws and Regulations

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation:

▪
the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil monetary penalties;
▪
the federal false claims and civil monetary penalties laws, including the False Claims Act, prohibit individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery;

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
▪
the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the ACA require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report to HHS information related to payments and other transfers of value made to physician (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals; as well as the ownership and investment interests of such physicians and their immediate family members;
▪
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, as well as their covered subcontractors, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
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

Health Care Legislative Updates

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs, and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the ACA was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. Subsequent legislation extended the 2% payment reduction which remains in effect through 2031. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. The U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

Regulation in the EU

Drug Development

In the EU our product candidates may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization, or MA, from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The Clinical Trials Regulation is directly applicable in all Member States (and so does not require national implementing legislation in each Member State), and aims at simplifying and streamlining the approval of clinical studies in the EU. For example, a single application is now made through the Clinical Trials Information System, or CTIS, for clinical trial authorization in up to 30 EU or additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway), or EEA, countries at the same time and with a single set of documentation.

The assessment of applications for clinical trials is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State, however overall related timelines are defined by the Clinical Trials Regulation. The new Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.

We have a SME status with the EMA as a small and medium-sized enterprise. This enables us to continue to have access to administrative, regulatory and financial support, including fee reductions for scientific advice and regulatory procedures.

Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to induce or reward improper performance generally is usually governed by the national anti-bribery laws of EU Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.

Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Drug Review and Approval

In the EU, medicinal products can only be commercialized after obtaining an MA. There are two types of MAs.

▪
The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and is valid throughout the entire territory of the EU, and the EEA. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. We therefore consider our product candidates would fall within the mandatory scope of the centralized procedure. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the centralized procedure, the maximum timeframe for the evaluation of an MA application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant an MA, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MA application under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
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

As part of its marketing authorization process, the EMA may grant MAs for certain categories of medicinal products on the basis of less complete data than is normally required, where the benefit of immediate availability of the medicine outweighs the risk inherent in the fact that additional data are still required or in the interests of public health. In such cases, it is possible for the CHMP to recommend the granting of an MA, subject to certain specific obligations to be reviewed annually, which is referred to as a conditional MA. This may apply to medicinal products for human use that fall under the jurisdiction of the EMA, including those that are aimed at the treatment, the prevention, or the medical diagnosis of seriously debilitating or life-threatening diseases.

A conditional MA may be granted when the CHMP finds that, although comprehensive clinical data referring to the safety and efficacy of the medicinal product have not been supplied, all the following requirements are met:

▪
the risk-benefit balance of the medicinal product is positive;
▪
it is likely that the applicant will be in a position to provide the comprehensive clinical data post-authorization;
▪
the medicinal products fulfils an unmet medical need; and
▪
the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required.

The granting of a conditional MA is restricted to situations in which only the clinical part of the application is not yet fully complete. Incomplete preclinical or quality data may only be accepted if duly justified and only in the case of a product intended to be used in emergency situations in response to public health threats. Conditional MAs are valid for one year, on a renewable basis. The MA holder will be required to complete ongoing trials or to conduct new trials with a view to confirming that the benefit-risk balance is positive. In addition, specific obligations may be imposed in relation to the collection of pharmacovigilance data.

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

New Chemical Entity Exclusivity

In the EU, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon the grant of an MA and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA, for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MA can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar product can be placed on the EU market until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained an MA based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Orphan Designation and Exclusivity

In the EU, the European Commission grants an orphan designation in respect of a product if its sponsor can establish that the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition and either (i) such condition affects no more than 5 in 10,000 persons in the EU when the application is made, or (ii) without incentives, it is unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the necessary investment in its development. In each case, there must be no satisfactory method of diagnosis, prevention or treatment of the condition which has been authorized (or, if such a method exists, the product in question would be of significant benefit to those affected by the applicable condition).

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following the grant of an MA for the orphan product. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. During the period of market exclusivity, an MA may only be granted to a “similar medicinal product” for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the MA holder for the authorized product consents to a second orphan medicinal product application; or (iii) the MA holder for the authorized product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Orphan designation must be requested before submitting an application for an MA. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Pediatric Investigation Plan

In the EU, companies developing a new medicinal product must agree upon a pediatric investigation plan, or PIP, with the EMA’s Pediatric Committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Products that are granted an MA with the results of the pediatric clinical trials conducted in accordance with the PIP (even where such results are negative) are eligible for six months’ supplementary protection certificate, or SPC, extension, provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

PRIME Designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage product development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the MA application will be made through the centralized procedure. Eligible products must target conditions for which where is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MA application assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the EMA’s CHMP or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

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

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each Member State and can differ from one country to another.

The aforementioned EU rules are generally applicable in the EEA.

Pricing and Reimbursement

In the EU, pricing and reimbursement schemes vary widely from country to country. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of products in that context. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so-called health technology assessments) in order to obtain reimbursement or pricing approval.

The EU provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States and parallel trade (arbitrage between low-priced and high-priced Member States) can further reduce prices. Special pricing and reimbursement rules may apply to orphan medicinal products. Inclusion of orphan medicinal products in reimbursement systems tend to focus on the medical usefulness, need, quality and economic benefits to patients and the healthcare system as for any medicinal product. Acceptance of any medicinal product for reimbursement may come with cost, use and often volume restrictions, which again can vary by country. In addition, results-based rules of reimbursement may apply.

European Data Collection

The collection, use, or other processing of personal data, including clinical trial data, regarding individuals in the EEA is governed by the EU General Data Protection Regulation, or GDPR, and similar processing of personal data regarding individuals in the UK, is governed by the UK General Data Protection Regulation, or UK GDPR, and the UK Data Protection Act 2018. In this document, “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR applies to any company established in the EEA/UK and to companies established outside the EEA/UK that process personal data in connection with the offering of goods or services to, or the monitoring of the behavior of data subjects in the EEA/UK. The GDPR enhances data protection obligations for companies processing personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, special provisions for “sensitive information” including health and genetic information of data subjects, mandatory data breach notification and “privacy by design” requirements and direct obligations on service providers acting as data processors. The GDPR also imposes strict rules and restrictions on the transfer of personal data outside of the EEA/UK to countries that do not ensure an adequate level of protection, like the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States/UK may result in fines up to 20 million euros (£17.5 million under the UK GDPR) or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from infringement of the GDPR.

Regulation in the UK

Brexit and the Regulatory Framework in the UK

The UK formally left the EU on January 31, 2020, and the UK and the EU have concluded a trade and cooperation agreement or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework continues to apply in Northern Ireland). Except in respect of the new Clinical Trials Regulation, the regulatory regime in Great Britain therefore aligns with current EU medicines regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under the new framework mentioned below which will be put in place by the MHRA from January 1, 2024, the MHRA has stated that it will take into account decisions on the approval of MAs from the EMA (and certain other regulators) when considering an application for a Great Britain MA.

Clinical Trials

The UK has implemented the now-repealed Clinical Trials Directive 2001/20/EC into national law through the Medicines for Human Use (Clinical Trials) Regulations 2004 (as amended). The extent to which the regulation of clinical trials in the UK will mirror the new Clinical Trials Regulation now it has come into effect is not yet known, but the MHRA opened a consultation on a set of proposals designed to improve and strengthen the UK clinical trials legislation. Such consultation took place from January 17, 2022 until March 14, 2022, and the MHRA is currently analyzing feedback.

Great Britain Marketing Authorizations

As a result of the Northern Ireland Protocol, centralized MAs continue to be recognized in Northern Ireland. A separate MA is, however, required in order to place medicinal products on the market in Great Britain.

On January 1, 2021, all medicinal products with a centralized MA were automatically converted to Great Britain MAs. For a period of three years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new MA in the centralized procedure, in order to more quickly grant a new Great Britain MA. This is known as the EC Decision Reliance Procedure, or ECDRP. Under the ECDRP, an MA application can be submitted to the MHRA at any time after the approval of an EU MA; however, a delay in submission may affect the delivery of a decision within the specified timelines. Where a submission is made within five days of a positive opinion issued by the CHMP, the MHRA will aim to determine the Great Britain MA as soon as possible after European Commission approval, and by day 67 at the latest, provided that the European Commission decision has been received. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new Great Britain MA.

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

Orphan Designation

Since January 1, 2021, a separate process for orphan designation to the EU process has applied in Great Britain. There is now no pre-MA orphan designation (as there is in the EU) in Great Britain and the application for orphan designation will be reviewed by the MHRA at the time of an application for a UK or Great Britain MA. The criteria for orphan designation are the same as in the EU, save that they apply to Great Britain only (e.g. there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in Great Britain, as opposed to the EU, and the prevalence of the condition must be no more than 5 in 10,000 persons in Great Britain).

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

Human capital

As of February 28, 2023, we had 70 full-time employees and 2 part-time employees, of which 13 have M.D. (or its equivalent) Ph.D. or J.D. degrees. Within our workforce, 55 employees are engaged in research and development and 17 are engaged in business development, finance, legal and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Available Information

Our Internet address is www.aurabiosciences.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors & Media” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report or any of our other securities filings unless specifically incorporated herein by reference. We have included our website address in this Annual Report solely as an inactive textual reference. Our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Our net losses were $58.8 million and $35.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $210.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly as we continue clinical development for bel-sar and continue to discover and develop additional product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have no products approved for commercial sale and, therefore, have never generated any revenue from product sales, and we do not expect to in the foreseeable future. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any product sales. We have no products approved for commercial sale, and do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:

▪
initiating and completing research regarding, and preclinical and clinical development of, bel-sar in primary choroidal melanoma and, additional oncology indications, including NMIBC, other research programs from our VDC technology platform and any future product candidates;
▪
obtaining marketing approval for bel-sar and any future product candidates for which we complete clinical trials;
▪
transferring our manufacturing process to a commercial contract development and manufacturing organization for bel-sar and any future product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third parties;
▪
launching and commercializing bel-sar and any future product candidates for which we obtain marketing approvals, either directly or with a collaborator or distributor;
▪
obtaining market acceptance of bel-sar and any future product candidates as viable treatment options;
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

Even if bel-sar or any future product candidates that we develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any such product candidate. Our expenses could increase beyond expectations if we are required by the FDA or comparable foreign regulatory authorities to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate.

If we are successful in obtaining regulatory approvals to market bel-sar or any future product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain marketing approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, the labels for bel-sar and any future product candidates contain significant safety warnings, regulatory authorities impose burdensome or restrictive distribution requirements, or the reasonably accepted patient population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are not able to generate revenue from the sale of any approved products, we could be prevented from or significantly delayed in achieving profitability.

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

Since our inception, we have used substantial amounts of cash to fund our operations, and our expenses will increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate and complete clinical trials of, and seek marketing approval for bel-sar. Identifying and developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Even if one or more of bel-sar or any future product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory agencies to perform clinical trials or nonclinical studies in addition to those that we are currently conducting or anticipate. Other unanticipated costs may also arise. Because the design and outcome of our current and planned clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of bel-sar or any future product candidates that we develop. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

Based on our current operating plan, we believe that our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditures into 2025. Advancing the development of bel-sar and other research programs will require a significant amount of capital. Our existing cash and cash equivalents will not be sufficient to fund bel-sar through regulatory approval, and we anticipate needing to raise additional capital to complete the development of and commercialize bel-sar. Our estimate as to how long we expect our existing cash and cash equivalents to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates. Disruptions in financial markets due to the ongoing COVID-19 pandemic or more recently due to unfavorable global economic conditions and inflationary pressures may make equity and debt financings more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. To the extent that we raise additional capital through the sale of equity or convertible preferred stock, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to commercialize bel-sar if and when approved and develop our product candidates.

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
▪
develop or enhance our technological infrastructure and our existing solutions;
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

We rely on our team’s expertise in drug discovery, translational research and patient-driven precision medicine to develop our product candidates. Our business depends significantly on the success of this engine and the development and commercialization of the product candidates that we discover with this engine. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales in the near term, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

▪
successful and timely completion of preclinical and clinical development of bel-sar in indeterminate lesions and primary choroidal melanoma and additional oncology indications, other research programs from our VDC technology platform, and any other future programs;
▪
establishing and maintaining relationships with contract research organizations, or CROs, and clinical sites for the clinical development of bel-sar, other research programs from our VDC technology platform, and any other future programs;
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

Risks Related to the Discovery and Development of our Product Candidates

We are heavily dependent on the success of bel-sar, our only product candidate to date.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to development of bel-sar in multiple oncology indications, which is currently our only product candidate. Accordingly, our business currently depends heavily on the successful development, regulatory approval, and commercialization of bel-sar. We can provide no assurance that bel-sar will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of bel-sar or if bel-sar does not receive regulatory approval or fails to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever.

The research, testing, manufacturing, safety, efficacy, recordkeeping, labeling, approval, licensure, sale, marketing, advertising, promotion and distribution of bel-sar is, and will remain, subject to comprehensive regulation by the FDA and foreign regulatory authorities. Failure to obtain regulatory approval for bel-sar in the United States, Europe and other major markets around the world will prevent us from commercializing and marketing bel-sar in such jurisdictions.

Even if we were to successfully obtain approval from the FDA and foreign regulatory authorities for bel-sar, any approval might contain significant limitations related to use, including limitations on the stage or type of cancer bel-sar is approved to treat, as well as restrictions for specified age groups, warnings, precautions or contraindications, or requirement for a risk evaluation and mitigation strategy, or REMS. Any such limitations or restrictions could similarly impact any supplemental marketing approvals we may obtain for bel-sar. Furthermore, even if we obtain regulatory approval for bel-sar, we will still need to develop a commercial infrastructure or develop relationships with collaborators to commercialize, establish a commercially viable pricing structure and obtain coverage and adequate reimbursement from third-party payors, including government healthcare programs. If we, or any future collaborators, are unable to successfully commercialize bel-sar, we may not be able to generate sufficient revenue to continue our business.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for bel-sar, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted Investigational New Drug application, or IND, Premarket Approval, or PMA, biologics license application, or BLA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Because the activity of bel-sar in ocular melanoma requires a drug delivery device and activation by a laser, the regulatory complexity of the product candidate is greater than for products that don’t utilize a device, which creates uncertainties in the requirements for regulatory approval. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

Our novel VDC product candidates are based on a technology that we are in the process of developing. We expect the novel nature of such product candidates to create further challenges in obtaining regulatory approval. As a result, our ability to develop product candidates and obtain regulatory approval may be significantly impacted.

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

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA, the EMA, or other regulatory agencies to market bel-sar or any future product candidate. Carrying out later-stage clinical trials is a complicated process. Our operations to date have been limited to financing and staffing our company, developing our technology and conducting preclinical research and Phase 1 and Phase 2 clinical trials for our product candidates, primarily related to our bel-sar program in indeterminate lesions and primary choroidal melanoma. We have not yet demonstrated an ability to successfully initiate or complete pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In order to complete later stage or pivotal trials, we will need to expand our clinical operations, CMC and regulatory capabilities, and we may be unable to recruit and train qualified personnel or sign a contract with a global clinical research organization to conduct the trials on our behalf. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to approval of bel-sar or future product candidates. We may require more time to enroll patients and incur greater costs than our competitors and may not succeed in obtaining global regulatory approvals of product candidates that we develop. Furthermore, we may conduct our first pivotal trial based on an adaptive design, which could increase the time spent on or costs associated with this trial. We are in the process of transferring our intended commercial manufacturing process to our intended external contract development and manufacturing organization, or CDMO, commercial manufacturing site. During this transfer process, some modifications may be needed to ensure manufacturability and ability to scale-up the process to commercial batch sizes. We intend to perform an analytical comparability assessment between the current clinical process and the intended commercial process, however, if this analytical process comparability assessment is unsuccessful, clinical comparability may be required, which may result in delayed regulatory approval. We do not anticipate a change in formulation. However, failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical-stage biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

If we fail to develop additional product candidates, our commercial opportunity could be limited.

We expect to focus our resources on the development of bel-sar in the near term. Developing, obtaining marketing approval for, and commercializing any future product candidates will require substantial additional funding and will be subject to the risks of failure inherent in drug product development. We cannot assure you that we will be able to successfully advance any future product candidates through the development process.

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

Bel-sar is a biologic that requires the use of multiple medical devices, which may result in additional regulatory risks.

Bel-sar is a novel biologic for which the intended use in ocular oncology requires delivery to the suprachoroidal space and activation by a laser. For ocular oncology indications, we use Clearside Biomedical’s SCS Microinjector®, or the SCS Microinjector, to deliver bel-sar into the suprachoroidal space. In the United States, we plan to submit a single BLA for the review and approval of this combination of bel-sar with the SCS Microinjector and the laser(s) in our initial target indication of indeterminate lesions and small choroidal melanoma, but subsequent indications and delivery systems may require different or additional applications for marketing authorization. The SCS Microinjector was approved by FDA in October 2021 as a constituent of the drug/device combination product XIPERETM. There may be additional regulatory risks for biologic-device combination products. We may experience delays in obtaining regulatory approval of bel-sar given the increased complexity of the review process when approval of the product and a medical device is sought under a single BLA. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device. Devices are subject to the FDA design control device requirements which comprise among other things, design verification, design validation, and testing to assess performance, cleaning, and robustness. Delays in or failure of the studies conducted by us, or failure of our company, our collaborators, if any, or our third-party providers or suppliers to maintain compliance with regulatory requirements could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in bel-sar reaching the market.

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

In addition, our competitors may in the future commence clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may choose instead to enroll in clinical trials of our competitors. Furthermore, our ability to enroll patients may be significantly delayed by the effects of the COVID-19 pandemic, and we cannot accurately predict the extent and scope of such delays at this point. Additionally, the process of finding patients may prove costly. We also may not be able to identify, recruit or enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidates under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. Our lead indication of primary choroidal melanoma is a rare disease and as such clinical trial recruitment estimates may be inaccurate and such recruitment may take longer than expected.

Patient enrollment may be affected by other factors, including:

▪
the severity of the disease under investigation;
▪
clinicians’ and patients’ awareness of, and perceptions as to the potential advantages and risks of bel-sar in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

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

We may in the future choose to conduct one or more clinical trials outside the United States, including in Europe. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and the U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practices, or GCP, regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Even if we receive marketing approval for our current or future product candidates in the United States, we may never receive regulatory approval to market our current or future product candidates outside of the United States.

We plan to seek regulatory approval of our current or future product candidates outside of the United States. Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction.

For example, even if the FDA grants marketing approval of a product candidate, we may not obtain approvals in other jurisdictions, and comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. However, a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among countries and can involve additional product candidate testing and administrative review periods different from those in the United States. The time required to obtain approvals in other countries might differ substantially from that required to obtain the FDA approval. The marketing approval processes in other countries generally implicate all of the risks detailed above regarding the FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries.

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

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials. Bel-sar and any other product candidates we may develop may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. For example, bel-sar may not be effective at slowing or arresting tumor growth or may not preserve visual acuity in later stage trials. Even if bel-sar successfully slows or completely arrests tumor growth, this may not result in a reduction in the risk of metastasis. Additionally, any positive results generated in our ongoing clinical trials and preclinical studies would not ensure that we will achieve similar results in larger, pivotal clinical trials or in clinical trials of bel-sar in broader patient populations. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Furthermore, the failure of any product candidate to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of any other product candidates then under development and/or cause the FDA or other regulatory authorities to require additional testing before approving any other product candidates.

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

Additionally, we may continue to utilize “open-label” trial designs or open-label extensions to our clinical trials in the future. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial or extension may not be predictive of future clinical trial results with bel-sar when studied in a controlled environment with a placebo or active control.

Bel-sar or any future product candidates may cause or reveal significant adverse events, toxicities or other undesirable side effects which may delay or prevent marketing approval. In addition, if we obtain approval for any of our product candidates, significant adverse events, toxicities or other undesirable side effects may be identified during post-marketing surveillance, which could result in regulatory action or negatively affect our ability to market the product.

Adverse events or other undesirable side effects caused by or associated with treatment by bel-sar or our future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign regulatory authorities. Although bel-sar has been evaluated in clinical trials, unexpected side effects may still arise in our ongoing or any future clinical trials. These side effects have included pigmentary changes around the tumor margin and vision loss.

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale, pivotal clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval.

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
▪
our reputation may suffer.

Moreover, if bel-sar or any of our future product candidates is associated with undesirable or unexpected side effects in clinical trials, we may elect to abandon or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate, even if it is approved.

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

We may experience delays in initiating or completing our preclinical studies or clinical trials, including as a result of delays in obtaining, or failure to obtain, the FDA’s clearance to initiate clinical trials under future INDs. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will not require redesign, will enroll an adequate number of patients on time, or will be completed on schedule, if at all. We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

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
▪
our third-party contractors may fail to comply with regulatory requirements, fail to maintain adequate quality controls, be unable to provide us with sufficient product supply to conduct or complete preclinical studies or clinical trials, fail to meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
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
▪
clinical trials of our product candidates may be delayed due to complications associated with the continuing effects of the COVID-19 pandemic;
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

Moreover, principal investigators for our trials involving bel-sar or any future clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site, and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.

Our product development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our future clinical trials will begin as planned, or whether any of our current or future clinical trials will need to be restructured or will be completed on schedule, if at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may significantly harm our business, operating results, financial condition and prospects.

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to post-marketing commitments/requirements, marketing and labeling restrictions, and even recall or market withdrawal if unanticipated safety issues are discovered following approval. In addition, we may be subject to penalties or other enforcement action if we fail to comply with regulatory requirements.

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion, monitoring, and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, compliance with applicable product tracking and tracing requirements, as well as continued compliance with current Good Manufacturing Practices, or cGMPs, and GCPs for any clinical trials that we conduct post-approval. Additionally, under FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We have obtained orphan designation for bel-sar for the treatment of uveal melanoma from the FDA and EMA, and we may seek additional orphan drug designations for some or all of our current or future product candidates in orphan indications in which there is a medically plausible basis for the use of these products. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

The FDA may reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

Similarly, in the EU, the European Commission grants an orphan designation in respect of a product after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products on a designation application. Orphan designation in the EU is granted to products where (1) such product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than 5 in 10,000 persons in the EU when the application is made; or (ii) without incentives, it is unlikely that the marketing of the product would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition that has been authorized in the EU, or if such a method exists, the product in question would be of significant benefit to those affected by that condition. In the EU, orphan designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor. Generally, if a product with an orphan designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a ten-year period of marketing exclusivity, which precludes the EMA from approving another MA application for the same product and indication for that time period, except in limited circumstances. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan designation or if the product is sufficiently profitable such that market exclusivity is no longer justified.

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

We have obtained fast track designation for bel-sar for the treatment of choroidal melanoma, for the treatment of choroidal metastasis and for the treatment of non-muscle invasive bladder cancer, and we may seek additional fast track designation for other product candidates we may develop. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Accelerated approval by the FDA, even if granted for our current or any other future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive regulatory approval.

We may seek accelerated approval of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials, and the FDA is permitted to require, as appropriate, that such studies be underway prior to approval or within a specified period after the date of approval. Sponsors must also update FDA on the status of these studies, and under FDORA, the FDA has increased authority to withdraw approval of a drug granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

Risks Related to Our Reliance on Third Parties

We expect to rely on third parties to conduct some of our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.

We currently rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, central reading centers, medical institutions and clinical investigators, to conduct some aspects of our research, preclinical testing and clinical trials. We plan to use a clinical CRO for the pivotal trial for bel-sar for the treatment of choroidal melanoma. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations. If we need to enter into alternative arrangements, our product development activities would be delayed.

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

We currently rely on third-party contract development and manufacturing organizations, or CDMOs, for the production of clinical supply of bel-sar and may continue to rely on CDMOs for the production of commercial supply of bel-sar, if approved. This reliance on CDMOs increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We currently do not have any manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. Instead, we expect to rely on third parties for the manufacture of our product candidates and related raw materials for future preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. We are currently reliant on a single source for each of our regulatory starting materials, drug substance and drug product manufacturing for bel-sar.

We or our third-party suppliers or manufacturers may encounter shortages in the raw materials or active pharmaceutical ingredient, or API, necessary to produce bel-sar and future product candidates we may develop in the quantities needed for our clinical trials or, if bel-sar or any future product candidates we may develop are approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials or APIs, including shortages caused by the purchase of such raw materials or API, by our competitors or others. Even if raw materials or API are available, we may be unable to obtain sufficient quantities at an acceptable cost or quality. The failure by us or our third-party suppliers or manufacturers to obtain the raw materials or API necessary to manufacture sufficient quantities of bel-sar or any future product candidates we may develop could delay, prevent or impair our development efforts and may have a material adverse effect on our business. To date, we have only encountered minor delays in our manufacturing process due to a supply chain constraint with one of our vendors.

Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture clinical or commercial supply of our product candidates ourselves. The facilities used by third-party manufacturers to manufacture bel-sar or any future product candidates must be authorized by the FDA pursuant to inspections that will be conducted after we submit a BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of drug products and other laws and regulations. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and maintain regulatory approval for their manufacturing facilities. Some of our contract manufacturers may not have produced a commercially-approved product and, therefore, may not have obtained the requisite FDA approvals to do so. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Finding new CDMOs or third-party suppliers involves additional cost and requires our management’s time and focus. In addition, there is typically a transition period when a new CDMO commences work. Although we generally have not, and do not intend to, begin a clinical trial unless we believe we have on hand, or will be able to obtain, a sufficient supply of our product candidates to complete the clinical trial, any significant delay in the supply of our product candidates or the raw materials needed to produce our product candidates, could considerably delay conducting our clinical trials and potential regulatory approval of our product candidates. Additionally, any changes implemented by a new CDMO could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of bel-sar and future product candidates and jeopardize our ability to commence product sales and generate revenue.

As part of their manufacture of our product candidates, our CDMOs and third-party suppliers are expected to comply with and respect the intellectual property and proprietary rights of others. If a CDMO or third-party supplier fails to acquire the proper licenses or otherwise infringes, misappropriates or otherwise violates the intellectual property or proprietary rights of others in the course of providing services to us, we may have to find alternative CDMOs or third-party suppliers or defend against applicable claims, either of which would significantly impact our ability to develop, obtain regulatory approval for or commercialize our product candidates, if approved.

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
▪
breach of the manufacturing agreement by the third-party manufacturers;
▪
failure to manufacture our product according to our specifications;
▪
lack of qualified backup suppliers for those components or materials that are currently purchased from a sole or single source supplier;

▪
failure to manufacture our product according to our schedule or at all;
▪
production difficulties caused by unforeseen events that may delay the availability of one or more of the necessary raw materials or delay the manufacture of bel-sar or any future product candidates for use in clinical trials or for commercial supply, including as a result of the COVID-19 pandemic;
▪
supply or service disruptions or increased costs that are beyond our control;
▪
misappropriation of our proprietary information, including our trade secrets and know-how; and
▪
termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Bel-sar and any other product candidates that we may develop may compete with other product candidates and products for access to manufacturing facilities. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time-consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or on terms acceptable to us. Our current and anticipated future dependence upon others for the manufacture of bel-sar or any other future product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Risks Related to Commercialization

If bel-sar or any future product candidates do not achieve broad market acceptance, the revenue that we generate from their sales may be limited, and we may never become profitable.

We have never commercialized a product candidate for any indication. Even if bel-sar and any future product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we may not generate significant revenue and may not become profitable or may be significantly delayed in achieving profitability. Market acceptance of bel-sar and any future product candidates by the medical community, patients and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients, and patients may be reluctant to switch, from existing therapies even when new and potentially more effective or safer treatments enter the market. If public perception is influenced by claims that the use of virus-like drug conjugates, or VDCs, is unsafe, whether related to our or our competitors’ products, our products may not be accepted by the general public or the medical community. In addition, training clinicians to properly use bel-sar or any future product candidate that requires a similar laser and microinjector may create reluctance by clinicians to adopt our products, potentially adversely affecting our future sales and marketing efforts. Furthermore, such training increases our costs to generate sales associated with any such product. Future adverse events in targeted oncology or the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our product candidates. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that our product is safe, therapeutically effective and cost effective as compared with competing treatments.

Efforts to educate the medical community and third-party payors on the benefits of bel-sar and any future product candidates may require significant resources and may not be successful. If bel-sar or any future product candidates are approved but do not achieve an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. The degree of market acceptance of any of bel-sar and any future product candidates will depend on a number of factors, including:

▪
the efficacy of bel-sar and our virus-like particle, or VLP, technology, and any future product candidates;
▪
the prevalence and severity of adverse events associated with bel-sar and any future product candidates or those products with which they may be co-administered;
▪
the clinical indications for which bel-sar are approved and the approved claims that we may make for the products;

▪
limitations or warnings contained in the product’s FDA-approved labeling or those of comparable foreign regulatory authorities, including potential limitations or warnings for bel-sar and any future product candidates that may be more restrictive than other competitive products;
▪
changes in the standard of care for the targeted indications for bel-sar and any future product candidates, which could reduce the marketing impact of any claims that we could make following FDA approval or approval by comparable foreign regulatory authorities, if obtained;
▪
the relative convenience and ease of administration of bel-sar and any future product candidates and any products with which they are co-administered;
▪
the cost of treatment compared with the economic and clinical benefit of alternative treatments or therapies;
▪
the availability of adequate coverage or reimbursement by third-party payors, including government healthcare programs such as Medicare and Medicaid and other healthcare payors;
▪
the price concessions required by third-party payors to obtain coverage;
▪
the perception of physicians, patients, third-party payors and others in the medical community of the relative safety, efficacy, convenience, effect on quality of life and cost effectiveness of bel-sar compared to those of other available treatments;
▪
the willingness of patients to pay out-of-pocket in the absence of adequate coverage and reimbursement;
▪
the extent and strength of our marketing and distribution of bel-sar and any future product candidates;
▪
the safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved;
▪
distribution and use restrictions imposed by the FDA or comparable foreign regulatory authorities with respect to bel-sar and any future product candidates or to which we agree as part of a REMS or voluntary risk management plan;
▪
the timing of market introduction of bel-sar and any future product candidates, as well as competitive products;
▪
our ability to offer bel-sar and any future product candidates for sale at competitive prices;
▪
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
▪
the extent and strength of our third-party manufacturer and supplier support;
▪
the publicity concerning our bel-sar or competing products and treatments;
▪
the actions of companies that market any products with which bel-sar and any future product candidates may be co-administered;
▪
the approval of other new products;
▪
adverse publicity about bel-sar and any future product candidates or any products with which they are co-administered, or favorable publicity about competitive products; and
▪
potential product liability claims.

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

Furthermore, developing a sales and marketing organization requires significant investment, is time-consuming and could delay the launch of our product candidate. We may not be able to build an effective sales and marketing organization in the United States, the EU or other key global markets. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidate, we may have difficulties generating revenue from them.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize any products that we may develop also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. For more information, see “Business – Government Regulation – Coverage and Reimbursement.”.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Government authorities currently impose mandatory discounts for certain patient groups, such as Medicare, Medicaid and Veterans Affairs, or VA, hospitals, and may seek to increase such discounts at any time. Future regulation may negatively impact the price of our products, if approved. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our product candidates may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

If the market opportunity for bel-sar is smaller than we estimate or if any regulatory approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

The incidence and prevalence for target patient populations of bel-sar and any future product candidates has not been established with precision. Bel-sar is a virus-like drug conjugate product candidate being developed for the first line treatment of primary choroidal melanoma. Our projections of both the number of people who have choroidal melanoma, as well as additional ocular oncology and bladder cancer indications, are based on our estimates.

The total addressable market opportunity will ultimately depend upon, among other things, the patient criteria included in the final label, the indications for which bel-sar is approved for sale, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients with choroidal melanoma, choroidal metastasis, and NMIBC for which bel-sar may be approved as treatment may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Bel-sar is our only product candidate and therefore our business is dependent on the market opportunity for our product.

Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. For more information, see “Business – Government Regulation – Health Care Laws and Regulations.”

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many states in the United States have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the GDPR, which became effective May 2018 also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The United States and many foreign jurisdictions have enacted and/or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay regulatory approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell a product for which we obtain regulatory approval. Changes in laws, regulations, statutes or the interpretation of existing laws and regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information, see “Business – Government Regulation – Health Care Legislative Updates.”

In the United States, there have been, and continue to be, a significant number of legislative initiatives to contain healthcare costs. The United States has also sought to implement at the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect.:

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

Our commercial success depends upon obtaining and maintaining proprietary rights to our intellectual property estate, including rights relating to our technology platform using HPV-derived virus-like particles to target tumors and VDCs like bel-sar, as well as successfully defending these rights against third-party challenges and successfully enforcing these rights to prevent third-party infringement. We will only be able to protect bel-sar or a future product candidate derived from our platform from unauthorized use by third parties to the extent that valid and enforceable patents cover it. Our ability to maintain patent protection for bel-sar or a future product candidate is uncertain due to a number of factors, including that:

▪
others may design around our patent claims to produce competitive technologies, products or methods that fall outside of the scope of our patents;
▪
we may not obtain patent protection in all jurisdictions that may eventually provide us a significant business opportunity; and
▪
any patents issued to us may be successfully challenged by third parties.

Even with our patents covering bel-sar, we may still not be able to make use or sell bel-sar or a future product candidate because of the patent rights of others. Others may have filed patent applications covering compositions, products or methods that are similar or identical to ours, which could materially affect our ability to successfully commercialize bel-sar or a future product candidate.

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

A third party may hold intellectual property rights, including patent rights, that are important or necessary to the development of bel-sar or any future product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize bel-sar or any future product candidates, in which case we would be required to obtain a license from these third parties. Such a license may not be available on commercially reasonable terms, or at all, and we could be forced to accept unfavorable contractual terms. If we are unable to obtain such licenses on commercially reasonable terms, our business could be harmed.

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
▪
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of bel-sar or any future product candidates, and what activities satisfy those diligence obligations; and
▪
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

In addition, disputes may arise regarding the payment of the royalties due to licensors in connection with our exploitation of the rights we license from them. Licensors may contest the basis of royalties we retained and claim that we are obligated to make payments under a broader basis. Such disputes may be costly to resolve and may divert management’s attention away from day-to-day activities. In addition to the costs of any litigation we may face, any legal action against us could increase our payment obligations under the respective agreement and require us to pay interest and potentially damages to such licensors. If disputes over intellectual property that we have licensed from third parties prevent or impair our ability to maintain our licensing arrangements on acceptable terms, we or our collaborators may be unable to successfully manufacture and commercialize bel-sar or a future product candidate.

If we fail to comply with our obligations under the license agreements, our licensors may have the right to terminate these agreements, in which event we might not be able to manufacture or market bel-sar or a future product candidate. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation with respect to our bel-sar or a future product candidate, thereby potentially extending the term of marketing exclusivity for such product, our business may be harmed.

In the United States, a patent that covers an FDA-approved drug or biologic may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by the FDA. Depending upon the timing, duration and conditions of the FDA marketing approval of our product candidates, one or more of our owned, co-owned, or in-licensed U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. In the EU, bel-sar or a future product candidate may be eligible for term extensions based on similar legislation. In either jurisdiction, however, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Even if we are granted such extension, the duration of such extension may be less than our request. If we are unable to obtain a patent term extension, or if the term of any such extension is less than our request, the period during which we can enforce our patent rights for that product will be in effect shortened and our competitors may obtain approval to market competing products sooner. The resulting reduction of years of revenue from applicable products could be substantial.

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

Furthermore, even if not challenged, our patents and patent applications may not prevent others from designing their products to avoid being covered by our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to bel-sar or a future product candidate is threatened, it could dissuade companies from collaborating with us to develop, and could threaten our or their ability to successfully commercialize, bel-sar or a future product candidate.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell bel-sar or a future product candidate without alleged or actual infringement, misappropriation or other violation of the patents and proprietary rights of third parties. Litigation relating to infringement or misappropriation of patent and other intellectual property rights in the biotechnology industry is common, including patent infringement lawsuits, interferences, oppositions, reexamination proceedings, post-grant review, and/or inter partes review before the USPTO and corresponding international patent offices. The various markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including the biotechnology and pharmaceutical industries, have employed intellectual property litigation as a means to gain an advantage over their competitors. As a result of any patent infringement claims, or in order to avoid any potential infringement claims, we may choose to seek, or be required to seek, a license from the third-party, which may require payment of substantial royalties or fees, or require us to grant a cross-license under our intellectual property rights. These licenses may not be available on reasonable terms or at all. Even if a license can be obtained on reasonable terms, the rights may be nonexclusive, which would give our competitors access to the same intellectual property rights. If we are unable to enter into a license on acceptable terms, we could be prevented from commercializing bel-sar or a future product candidate, or forced to modify bel-sar or a future product candidate, or to cease some aspect of our business operations, which could harm our business significantly. We might also be forced to redesign or modify our technology or product candidates so that we no longer infringe the third-party intellectual property rights, which may result in significant cost or delay to us, or which redesign or modification could be impossible or technically infeasible. Even if we were ultimately to prevail, any of these events could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

Further, if a patent infringement suit is brought against us or our third-party service providers, our development, manufacturing or sales activities relating to bel-sar or a future product candidate that is the subject of the suit may be delayed or terminated. In addition, defending such claims may cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages if we are found to be infringing a third-party’s patent rights. These damages potentially could include increased damages and attorneys’ fees if we are found to have infringed such rights willfully. Some claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. In addition, if the breadth or strength of protection provided by the patents and patent applications we own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

We may in the future be subject to third-party claims and similar adversarial proceedings or litigation in other jurisdictions regarding our infringement of the patent rights of third parties. Even if such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, and the holders of any such patents may be able to block our ability to further develop or commercialize bel-sar or a future product candidate unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable.

If we or one of our licensors were to initiate legal proceedings against a third party to enforce a patent covering our technology or a product candidate, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States and Europe, defendant counterclaims alleging invalidity or unenforceability are common. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. The outcome of proceedings involving assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity of patents, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution, but that an adverse third party may identify and submit in support of such assertions of invalidity. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part of the patent protection on bel-sar or a future product candidate.

We will not seek to protect our intellectual property rights in all jurisdictions throughout the world, and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

Filing, prosecuting and defending patents on bel-sar or a future product candidate in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions.

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

We and our licensors rely on confidentiality agreements to protect unpatented know-how, technology and other proprietary information related to our product and process, to maintain our competitive position. For example, our licensor LI-COR maintains its manufacture of IRDye 700DX® dye molecules (used in bel-sar) as a trade secret. Trade secrets and know-how can be difficult to protect. In particular, the trade secrets and know-how in connection with our development programs and other proprietary technology we may develop may over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology and the movement of personnel with scientific positions in academic and industry.

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

We may be subject to claims that third parties have an ownership interest in our trade secrets. For example, we may have disputes arise from conflicting obligations of our employees, consultants or others who are involved in developing bel-sar. Litigation may be necessary to defend against these and other claims challenging ownership of our trade secrets. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable trade secret rights, such as exclusive ownership of, or right to use, trade secrets that are important to our therapeutic programs and other proprietary technologies we may develop. Such an outcome could have a materially adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management and other employees.

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

We cannot precisely predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the SEC, or the FDA. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

These and other factors arising from COVID-19, or future pandemics, and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business and our results of operation and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our programs and product candidates.

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

Foreign data protection laws, such as, without limitation, the EU GDPR, the EU member state implementing legislation, and the UK GDPR, may also apply to health-related and other personal data that we process, including, without limitation, personal data relating to clinical trial participants. The GDPR imposes strict obligations on the ability to process health-related and other personal data, including in relation to security (which requires the adoption of administrative, physical and technical safeguards designed to protect such information), collection, use and transfer or personal data. These obligations include, without limitation, several requirements relating to transparency related to communications with data subjects regarding the processing of their personal data, obtaining the consent of the individuals to whom the personal data relates in certain circumstances, limitations on the retention of personal data, increased requirements pertaining to health data, establishing a legal basis for processing, notification of data processing obligations or security incidents to the competent national data protection authorities and/or data subjects, the security and confidentiality of the personal data, various rights that data subjects may exercise with respect to their personal data, and strict rules and restrictions on the international transfer of personal data.

The GDPR prohibits the transfer of personal data to countries outside the EEA/UK which are not considered by the European Commission and UK government as providing “adequate” protection of personal data, including the United States, unless a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum, or UK IDTA) has been put in place. Where relying on the SCCs /UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA/UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA/UK personal data is transferred and which service providers we can utilize for the processing of EEA/UK personal data.

Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR, or Adequacy Decision, and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill, or UK Bill, into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

The increase of foreign privacy and security legal frameworks with which we must comply, increases our compliance burdens and exposure to substantial fines and penalties for non-compliance. For example, under the GDPR, entities that violate the GDPR can face fines of up to the greater of 20 million euros (£17.5 million under UK GDPR) or 4% of their worldwide annual turnover, or revenue,. Additionally, regulators could prohibit our use of personal data subject to the GDPR. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from infringement of the GDPR. The GDPR has increased our responsibility and potential liability in relation to personal data that we process, requiring us to put in place additional mechanisms to comply with the GDPR and other foreign data protection requirements.

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

Compliance with U.S. federal and state as well as foreign data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure, or perceived failure, to comply with federal, state and foreign data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties, fines or penalties), private litigation, a diversion of management attention, adverse publicity and negative effects on our operating results and business. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or data protection obligations related to information security or security breaches. Moreover, clinical trial participants or patients about whom we or our collaborators obtain information, as well as the providers who share this information with us, may limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, contracts or privacy notices or breached other obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business. Compliance with data protection laws may be time consuming, require additional resources and could result in increased expenses, reduce overall demand for our products and make it more difficult to meet expectations of or commitments to our relevant stakeholders.

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

Based on the beneficial ownership of our common stock as of December 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 60.1% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Our gross operating losses and tax credits may also be impaired or restricted under state law. As of December 31, 2022, we had federal gross operating loss carryforwards of approximately $155.1 million, and state gross operating loss carryforwards of $127.5 million. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating the U.S. federal and state taxable income. As a result, the amount of the gross operating loss and tax credit carryforwards presented in our financial statements could be limited and may expire unutilized. Under current law, unused U.S. federal gross operating loss carryforwards generated in taxable years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. For taxable years beginning after December 31, 2020, however, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in such taxable years.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

▪
variations in the level of expense related to the ongoing development of bel-sar or future development programs;
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

Our fourth amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our Board that our stockholders might consider favorable. Some of these provisions include:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2022, we have 37,771,918 shares of common stock outstanding. Significant portions of these shares are held by a small number of stockholders, including persons who were our stockholders prior to our initial public offering. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, certain shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered or intend to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, our directors, executive officers and certain affiliates may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis. For example, when SVB was placed into receivership, 15% of our cash, cash equivalents, and marketable securities were held at SVB in operating accounts and money market mutual funds. We also have a letter of credit held with SVB related to our operating lease and a deposit for a credit held by SVB classified on our balance sheet as restricted cash, which represents less than 1% of our cash, cash equivalents, restricted cash, and marketable securities.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although, we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which the Company has credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

▪
delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
▪
loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
▪
potential or actual breach of contractual obligations that require the Company to maintain letters or credit or other credit support arrangements;

▪
potential or actual breach of financial covenants in our credit agreements or credit arrangements;
▪
potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; or
▪
termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on the Company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a customer or supplier, or the loss of any significant supplier relationships, could result in material losses to the Company and may material adverse impacts on our business.

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the ongoing COVID-19 pandemic has caused significant volatility and uncertainty in the U.S. and international markets. See “Risks Related to our Business and Industry—The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.” In addition, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that may be initiated by nations including the United States, the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CDMOs and other third parties with which we conduct business. A severe or prolonged economic downturn or political unrest could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

The trading price of our common stock is highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, you may not be able to sell their common stock at or above the price you paid for your common stock. The market price for our common stock may be influenced by many factors, including the other risks described in the section of this Annual Report on Form 10-K entitled “Risk Factors” and the following:

▪
results of preclinical studies and results or enrollment of clinical trials of bel-sar or our future product candidates, or those of our potential future competitors or our existing or future collaborators;
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
▪
developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for bel-sar or our future product candidates and products;
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
▪
acts of war or periods of widespread civil unrest, including the increasingly volatile global economic conditions resulting from the Russia-Ukraine conflict; and
▪
general economic, industry, and market conditions, including inflationary pressures.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Boston, Massachusetts, where we lease and occupy approximately 29,836 square feet of office and laboratory space at 80 Guest Street, Boston, MA 02135. The current term of our Boston lease expires in August 2032.

We believe that our facilities are adequate for our current needs and for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space. We believe that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Item 3. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of December 31, 2022, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Market since November 3, 2021. Our common stock trades under the symbol “AURA”. Prior to this time, there was no public market for our common stock.

Holders of record

As of March 10, 2023, we had approximately 59 stockholders of record for our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid cash dividends on our capital stock. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Stock performance graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange act, and are not required to provide a performance graph.

Recent Sales of Unregistered Equity Securities

None.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion and analysis and other parts of this Annual Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. You should carefully read the “Risk Factors” section of this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biotechnology company envisioning a new way to treat cancer. Leveraging our novel targeted oncology platform, we have the goal to develop a new standard of care across multiple cancer indications. Our initial focus is on ocular and urologic oncology where the disease is diagnosed early and there is a high unmet medical need for targeted local therapies. Our proprietary platform enables the targeting of a broad range of solid tumors using Virus-like Particles, or VLPs, that can be conjugated with drugs or loaded with nucleic acids to create Virus-like Drug Conjugates, or VDCs. Our VDCs are largely agnostic to tumor type and can recognize a subset of modified tumor associated glycosaminoglycans, or GAGs, that are part of the heparan sulphate chain of HSPGs expressed on the cell surface of many tumor cells and in the tumor microenvironment.

Bel-sar, our first VDC candidate, is being developed for the first-line treatment of early-stage choroidal melanoma, a rare disease with no drugs approved where the standard of care leaves many patients with blindness. We have received orphan drug designation for the treatment of uveal melanoma from the U.S Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, and fast track designation from the FDA for the treatment of choroidal melanoma. We have completed a Phase 1b/2 trial using intravitreal administration that has demonstrated clinical proof of concept, assessed using endpoints in alignment with the feedback from the FDA. We are currently evaluating suprachoroidal, or SC, administration of bel-sar in a Phase 2 study. In February 2023 we presented average nine-month interim safety and efficacy data from this ongoing trial at Macula Society’s Annual Meeting which demonstrated a favorable safety profile with no posterior inflammation and no treatment-related serious adverse events, or SAEs, reported as of January 10, 2023. The results, with an average of nine months of follow up in patients who received a therapeutic regimen with three cycles of therapy, and who match the criteria for the planned global Phase 3 trial (n=8), showed a statistically significant reduction in the tumor growth rate (-0.289 mm/yr, p = <0.0001) compared to each patient’s documented growth rate at study entry, and a 100% (8/8) tumor control. In addition, the visual acuity preservation in the group of patients was 88% (7/8), with the majority of patients being at high-risk for vision loss with tumors close to fovea or optic disk. We have selected the SC route to conduct our global Phase 3 trial in alignment with regulatory agencies. We are currently conducting start up activities for the global Phase 3 study with the goal to dose our first patient in the first half of 2023. We are also developing bel-sar for additional ocular oncology indications and have an open IND in the United States for choroidal metastasis, supporting the potential of bel-sar to provide a novel treatment option that preserves vision for these patients. Choroidal metastasis is a high unmet medical need and the most common intraocular malignancy that is caused by multiple primary cancers in the body that metastasize to the eye (e.g., breast and lung cancer). These patients are treated by the same ocular oncologists that treat choroidal melanoma and there are no drugs approved that can treat the lesion in the eye and preserve vision. We received fast track designation from the FDA’s Division of Oncology and plan to initiate a Phase 2 study in this indication in the second half of 2023.

In addition to our ocular oncology franchise, we are leveraging our targeted oncology platform to develop bel-sar in the field of urologic oncology with an initial indication for the treatment of non-muscle invasive bladder cancer, or NMIBC, where we received fast track designation by the FDA’s Division of Oncology. We initiated enrollment in a Phase 1 trial and we plan to present initial data from this trial in the second half of 2023.

We were incorporated as a Delaware corporation in 2009 and, as of August 1, 2022, our headquarters are located in Boston, Massachusetts. Since our inception, we have focused our efforts on identifying and developing potential product candidates, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, conducting discovery, research and development activities and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue to date. We have funded our operations primarily through the sale of convertible preferred stock, common stock, and warrants. From inception through December 31, 2022, we have raised an aggregate of approximately $320.6 million of gross proceeds primarily from private placements of our equity and convertible preferred stock as well as through the issuance of our common stock. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share, for aggregate gross proceeds of $92.5 million, or the Follow-On Offering. We received approximately $86.7 million in net proceeds from the Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of its common stock from time to time in “at-the-market” offerings, or the ATM, under the 2022 Shelf and subject to the limitations thereof. We issued 732,189 shares of our common stock at an average price of $12.51 for aggregate gross proceeds of $9.2 million as of December 31, 2022 under the Sales Agreement. In November 2021, we issued and sold 6,210,000 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $14.00 per share for aggregate gross proceeds of $86.9 million in our initial public offering, or IPO. We received approximately $78.3 million in net proceeds from the IPO after deducting underwriting discounts, commissions and offering expenses.

We have incurred significant operating losses in every year since our inception in 2009 and have not generated any revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $58.8 million and $35.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $210.9 million. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

▪
conduct our current and future clinical trials of bel-sar;
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

As of December 31, 2022, we had cash and cash equivalents and marketable securities of $188.8 million. We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources” below.

Impact of the ongoing COVID-19 Pandemic

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it may continue to impact our operations and the operations of our suppliers, vendors and business partners. In addition, we have taken steps to minimize the current environment’s impact on our business and strategy, including devising contingency plans and securing additional resources from third-party service providers. To date, we’ve only encountered minor delays in our manufacturing process due to a supply chain constraints.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our bel-sar program, and include:

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
▪
the cost of manufacturing bel-sar, including the potential cost of CMOs that manufacture product for use in our preclinical studies and clinical trials and perform analytical testing, scale-up and other services in connection with our development activities;
▪
costs associated with preclinical activities and development activities;
▪
costs associated with our intellectual property portfolio;
▪
costs related to compliance with regulatory requirements; and
▪
allocated expenses for utilities and other facility-related costs.

We expense research and development costs as incurred. Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses. We allocate our direct external research and development costs across the entire bel-sar program. Preclinical expenses consist of external research and development costs associated with activities to support our current and future clinical programs, but are not allocated by specific indications due to the overlap of the potential benefit of those efforts across the entire bel-sar program.

Research and development activities are central to our business. We expect that our research and development expenses will increase for the foreseeable future as we continue clinical development for bel-sar and continue to discover and develop additional product candidates. If any of our product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive and administrative functions. General and administrative expenses also include professional fees for legal, accounting, auditing, tax and consulting services; travel expenses; and facility-related expenses, which include allocated expenses for rent and maintenance of facilities and other operating costs not included in research and development.

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

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to the uncertainty of realizing a benefit from those items. As of December 31, 2022, we had federal gross operating loss carryforwards of approximately $155.1 million which may be available to offset future taxable income, of which $44.2 million begin to expire in 2029 and go through 2037 and $110.9 million do not expire. The state gross operating loss carryforwards of $127.5 million, which may be available to offset future taxable income and which would begin to expire in 2030, except for $0.7 million of state NOLs that do not expire. As of December 31, 2022, we had federal and state research and experimentation credit carryforwards of $6.4 million and $1.9 million, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2029 and 2028, respectively. Due to the degree of uncertainty related to the ultimate use of the deferred tax assets, we have fully reserved these tax benefits, as the determination of the realization of the deferred tax benefits was not determined to be more likely than not.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$42,238	$25,161	$17,077
General and administrative	18,057	10,089	7,968
Total operating expenses	60,295	35,250	25,045
Loss from operations	(60,295)	(35,250)	(25,045)
Other income (expense):
Interest income, including amortization and accretion income	1,864	13	1,851
Realized loss on marketable securities	(9)	—	(9)
Loss on disposal of assets	(318)	(3)	(315)
Other expense	(5)	(11)	6
Total other income (expense)	1,532	(1)	1,533
Net loss	$(58,763)	$(35,251)	$(23,512)

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Preclinical	$1,950	$1,548	$402
Clinical trials	4,806	3,417	1,389
Manufacturing development	11,568	8,070	3,498
Personnel/overhead expenses	23,914	12,126	11,788
Total research and development expenses	$42,238	$25,161	$17,077

Research and development expenses increased to $42.2 million for the year ended December 31, 2022, from $25.2 million for the year ended December 31, 2021, primarily due to ongoing clinical costs associated with the progression of our phase 2 study and CRO costs associated with the start of our phase 3 global trial, manufacturing and development costs for bel-sar, and higher personnel expenses from growing headcount.

General and Administrative Expenses

General and administrative expenses increased to $18.1 million for the year ended December 31, 2022, from $10.1 million for the year ended December 31, 2021, primarily driven by personnel expenses, as well as increases in general corporate expenses related to a full year of operating as a public company.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of convertible preferred stock, and common stock. Through December 31, 2022, we have raised an aggregate of approximately $320.6 million of gross proceeds primarily from private placements of our equity and convertible preferred stock and warrants, as well as through the issuance of our common stock. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share for aggregate gross proceeds of $92.5 million in the Follow-On Offering. We received approximately $86.7 million in net proceeds from the Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into the Sales Agreement with the Sales Agent to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. We issued 732,189 shares of our common stock at an average price of $12.51 for aggregate gross proceeds of $9.2 million as of December 31, 2022. In November 2021, we issued and sold a total of 6,210,000 shares in our IPO of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $14.00 per share for aggregate gross proceeds of $86.9 million. We received approximately $78.3 million in net proceeds from the IPO after deducting underwriting discounts, commissions and offering expenses.

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(54,601)	$(32,410)
Net cash used in investing activities	(67,869)	(2,125)
Net cash provided by financing activities	95,629	166,259
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(26,841)	$131,724

Operating Activities

During the year ended December 31, 2022, net cash used in operating activities was $54.6 million, primarily due to our net loss of $58.8 million and an increase in prepaid expenses and other assets related to clinical and CRO prepayments for bel-sar, partially offset by an increase in stock compensation expense.

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

Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $67.9 million, primarily due to purchases of marketable securities and property and equipment, partially offset by proceeds from sale and maturities of marketable securities.

Net cash used in investing activities for the year ended December 31, 2021 was $2.1 million, primarily due to purchases of property and equipment.

Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $95.6 million from the net proceeds from the follow-on offering, ATM draw-downs, and proceeds from stock option exercises.

During the year ended December 31, 2021, net cash provided by financing activities was $166.3 million from the net proceeds from the IPO, the sale of Series E convertible preferred stock, the second tranche of the Series D-2 convertible preferred stock, and proceeds from stock options exercises.

Funding Requirements

Our plan of operation is to continue implementing our business strategy, continue research and development of bel-sar and any other product candidates we may acquire or develop and continue to expand our research pipeline and our internal research and development capabilities. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our current and future product candidates. In addition, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or terminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

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
▪
our ability to establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from third-party and government payors;
▪
addressing any potential interruptions or delays resulting from factors related to the ongoing COVID-19 pandemic;
▪
the effect of competing technological and market developments;
▪
the extent to which we acquire or invest in businesses, products, and technologies; and
▪
unfavorable global economic conditions, which may exacerbate the magnitude of the factors discussed above.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. As of December 31, 2022, we had cash and cash equivalents and marketable securities of $188.8 million. Based on our research and development plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Material Cash Requirements

The following table summarizes our contractual obligations and commitments as of December 31, 2022.

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments(1)	$33,949	$3,111	$6,506	$6,902	$17,430
Total	$33,949	$3,111	$6,506	$6,902	$17,430

(1)
Amounts in the table above reflect payments due for our lease of office and lab space in Boston, Massachusetts, that expires in August 2032.

On May 16, 2022, we entered into an office and laboratory lease in Boston, MA with an initial 10-year term and one renewal option to extend the lease for an additional seven years. The lease commenced on August 1, 2022.

Except as disclosed in the table above, we have no long-term debt or finance leases and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase-order basis. We enter into contracts in the normal course of business with equipment and reagent vendors, CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. We have also acquired exclusive and non-exclusive rights to use, research, develop and offer for sale certain products and patents under license agreements. The license agreements obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. These payments are not included in the preceding table as the amount and timing of such payments are not known.

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

For grants of restricted stock units, we base the fair value on the stock price as of the date of grant. We estimate the fair value of options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to us, including stage of product development and life science industry focus. We use the simplified method as allowed by the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. The fair value of stock-based payments is recognized as expense over the requisite service period which is generally the vesting period. Prior to our IPO, there was no public market for our common stock, and consequently, the estimated fair value of our common stock was determined by our Board of Directors as of the date of each option grant, with input from management, considering third-party valuations of our common stock as well as our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation through the date of the grant. In the periods following the IPO, the fair value of our common stock is determined based on the quoted market price of our common stock.

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

Emerging Growth Company and Smaller Reporting Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits that an “emerging growth company” may take advantage of the extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act. However, we did early adopt ASU No. 2016-02, Leases (Topic 842) effective January 1, 2021 as disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Accordingly, our consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. The JOBS Act also exempts us from having to provide an auditor attestation of internal control over financial reporting under Sarbanes-Oxley Act Section 404(b).

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of December 31, 2022, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes Oxley Act of 2002. Because we qualify as an emerging growth company under the JOBS Act, management's report was not subject to attestation by our independent registered public accounting firm.

Limitations on Effectiveness of Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control over Financial Reporting

There was no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2022, that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.

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
3.1

Tenth Amended and Restated Certificate of Incorporation of Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrants’ Annual Report on Form 10-K (File No. 001-40971))

3.2	Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrants’ Annual Report on Form 10-K (File No. 001-40971))
4.1*	Description of Securities
4.2	Fifth Amended and Restated Investors’ Rights Agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021)
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
10.7#

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)

10.8#

Employment Agreement between the Registrant and Elisabet de los Pinos, dated January 1, 2015, as amended on October 13, 2017 (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)

10.9#

Employment Offer Letter between the Registrant and Julie Feder, dated August 10, 2018 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)

10.10#

Employment Offer Letter between the Registrant and Cadmus Rich, dated October 14, 2017 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)

10.11†

Exclusive Patent License Agreement with the National Institutes of Health, dated September 3, 2013 as amended (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021)

10.12†

Exclusive License and Supply Agreement with LI-COR, Inc., dated January 31, 2014, as amended (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021)

10.13†

License Agreement with Clearside Biomedical, Inc., dated July 3, 2019 (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021)

10.14

Lease Agreement with Bolton Street Partners, LLC, dated June 9, 2011, as amended (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021)

10.15

Lease Agreement, between Registrant and Ice Box, LLC, dated as of May 16, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40971) filed on August 11, 2022)

21.1*	List of Subsidiaries of Registrant

23.1*	Consent of Ernst & Young, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

**These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

# Indicates a management contract or any compensatory plan, contract or arrangement.

† Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aura Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aura Biosciences, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 15, 2023

Aura Biosciences, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$121,582	$149,063
Marketable securities	67,229	—
Restricted cash and deposits	20	23
Prepaid expenses and other current assets	7,871	4,618
Total current assets	196,702	153,704
Restricted cash and deposits, net of current portion	768	125
Right of use assets - operating lease	20,671	950
Other long-term assets	423	—
Property and equipment, net	5,371	5,251
Total Assets	$223,935	$160,030
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,921	2,401
Short-term operating lease liability	2,963	615
Accrued expenses and other current liabilities	4,573	4,339
Total current liabilities	10,457	7,355
Long-term operating lease liability	17,895	360
Total Liabilities	28,352	7,715
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.00001 par value, 150,000,000 authorized at December 31, 2022 and December 31, 2021, and 37,771,918 and 29,211,643 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	406,555	304,452
Accumulated deficit	(210,900)	(152,137)
Accumulated other comprehensive loss	(72)	—
Total Stockholders’ Equity	195,583	152,315
Total Liabilities and Stockholders’ Equity	$223,935	$160,030

The accompanying notes are an integral part of these consolidated financial statements.

Aura Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands except share and per share data)

	Year Ended December 31,
	2022	2021
Operating Expenses:
Research and development	$42,238	$25,161
General and administrative	18,057	10,089
Total operating expenses	60,295	35,250
Total operating loss	(60,295)	(35,250)
Other income (expense):
Interest income, including amortization and accretion income	1,864	13
Realized loss on marketable securities	(9)	—
Loss on disposal of assets	(318)	(3)
Other expense	(5)	(11)
Total other income (expense)	1,532	(1)
Net loss	(58,763)	$(35,251)
Net loss attributable to common stockholders—basic and diluted (Note 13)	(58,763)	(46,193)
Net loss per share attributable to common stockholders—basic and diluted	(1.96)	(8.95)
Weighted average common stock outstanding—basic and diluted	29,937,228	5,159,973
Comprehensive loss:
Net loss	$(58,763)	$(35,251)
Other comprehensive items:
Unrealized loss on marketable securities	(72)	—
Total other comprehensive loss	(72)	—
Total comprehensive loss	$(58,835)	$(35,251)

The accompanying notes are an integral part of these consolidated financial statements.

Aura Biosciences, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible Preferred Stock																Additional		Total
	Series A		Series A-1		Series A-2		Series B		Series C-1 and C-2		Series D-1 and D-2		Series E		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2020	1,701,141	$3,368	3,298,732	$7,837	4,324,998	$5,373	22,531,819	$20,806	91,327,903	$41,099	72,348,452	$49,593	—	$—	381,123	$-	$8,173	$(116,886)	$(108,713)
Issuance of Series D Tranche 2, convertible preferred stock, net of issuance costs of $18	—	—	—	—	—	—	—	—	—	—	10,128,771	6,982	—	—	—	—	—	—	—
Issuance of Series E convertible preferred stock, net of issuance costs of $237	—	—	—	—	—	—	—	—	—	—	—	—	102,671,041	80,246	—	—	—	—	—
Issuance of common stock - as a result of IPO, net of issuance costs $2,247	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,210,000	—	78,320	—	78,320
Conversion of convertible preferred stock to common stock upon closing of IPO	(1,701,141)	(3,368)	(3,298,732)	(7,837)	(4,324,998)	(5,373)	(22,531,819)	(20,806)	(91,327,903)	(41,099)	(82,477,223)	(56,575)	(102,671,041)	(80,246)	22,550,561	—	215,304	—	215,304
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,307	—	2,307
Stock option exercises	—	—	—	—	—	—	—	—	—	—	—	—	—	—	69,959	—	348	—	348
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(35,251)	(35,251)
Balance, December 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	29,211,643	$—	$304,452	$(152,137)	$152,315

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss Amount	Equity
Balance, December 31, 2021	29,211,643	$—	$304,452	$(152,137)	$—	$152,315
Issuance of common stock - follow-on offering, net of issuance costs of $263	7,705,000	—	86,650	—	—	86,650
Issuance of common stock under ATM facility, net of issuance costs of $336	732,189	—	8,549	—	—	8,549
Stock-based compensation expense	—	—	6,412		—	6,412
Vesting of restricted stock	51,444	—	—		—	—
Stock option exercises	71,642	—	430	—	—	430
Unrealized loss on marketable securities	—	—	—	—	(72)	(72)
Other	—	—	62	—	—	62
Net loss	—	—	—	(58,763)	—	(58,763)
Balance, December 31, 2022	37,771,918	$—	$406,555	$(210,900)	$(72)	$195,583

The accompanying notes are an integral part of these consolidated financial statements.

Aura Biosciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(58,763)	$(35,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,177	831
Stock-based compensation expense	6,412	2,307
Accretion on marketable securities	(527)	—
Gain (loss) on disposal of property and equipment	(22)	3
Other	224	15
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,253)	(3,575)
Other long-term assets	(423)	-
Accounts payable	340	1,054
Accrued expenses and other liabilities	234	2,206
Net cash used in operating activities	(54,601)	(32,410)
Cash flows from investing activities:
Purchases of property and equipment	(1,094)	(2,125)
Purchase of marketable securities	(119,784)	—
Maturities and proceeds from the sale of marketable securities	53,009	—
Net cash used in investing activities	(67,869)	(2,125)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	78,697
Proceeds from issuance of common stock from follow-on offering, net of issuance costs	86,650	—
Proceeds from issuance of common stock under ATM facility, net of issuance costs	8,549	—
Proceeds from exercise of stock options	430	349
Proceeds from issuance of Series D convertible preferred stock, net of issuance costs	—	6,982
Proceeds from issuance of Series E convertible preferred stock, net of issuance costs	—	80,246
Other	—	(15)
Net cash provided by financing activities	95,629	166,259
Net (decrease) increase in cash, cash equivalents and restricted cash	(26,841)	131,724
Cash, cash equivalents and restricted cash at beginning of period	149,211	17,487
Cash, cash equivalents and restricted cash at end of period	$122,370	$149,211
Supplemental disclosure of cash flow information:
Purchases of property and equipment in accounts payable and accrued expenses and other liabilities	$180	$386
Initial measurement of operating lease right-of-use assets and liabilities	$—	$536
Right-of-use assets obtained in exchange for operating lease liabilities	$21,210	$516
Remeasurement of operating lease right-of-use assets and liabilities for lease modification	$—	$390
Deferred offering costs in accounts payable	$—	$377
Loss on termination of operating lease	$296	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	Year ended December 31,
	2022	2021
Cash and cash equivalents, end of period	$121,582	$149,063
Short-term restricted cash, end of period	20	23
Long-term restricted cash, end of period	768	125
Cash, cash equivalents and restricted cash at end of period	$122,370	$149,211

The accompanying notes are an integral part of these consolidated financial statements.

Aura Biosciences, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

Aura Biosciences, Inc. (the “Company” or “Aura”) is a clinical-stage biotechnology company envisioning a new way to treat cancer. Leveraging a novel targeted oncology platform, the Company has the goal to develop a new standard of care across multiple cancer indications. Within these consolidated financial statements, unless the context otherwise requires, references to the Company or Aura refer to Aura Biosciences, Inc and its subsidiary on a consolidated basis. The Company's initial focus is on ocular and urologic oncology where the disease is diagnosed early and there is a high unmet medical need. The Company's proprietary platform enables the targeting of a broad range of solid tumors using Virus-Like Particles, or VLPs, that can be conjugated with drugs or loaded with nucleic acids to create Virus-Like Drug Conjugates, or VDCs. The Company's VDCs are largely agnostic to tumor type and can recognize tumor associated glycosaminoglycans with unique heparan sulphate epitopes that are expressed on the cell surface of many tumor cells and in the tumor microenvironment. Bel-sar, the Company's first VDC candidate, is being developed for the first-line treatment of early-stage choroidal melanoma, a rare disease with no drugs approved where the standard of care leaves many patients with blindness. The Company is also developing bel-sar for additional ocular oncology indications, including choroidal metastasis, and in non-muscle invasive bladder cancer, or NMIBC. Aura’s headquarters are located in Boston, Massachusetts.

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

Initial Public Offering

On November 2, 2021, the Company completed its initial public offering (the “IPO”), in which it issued and sold 6,210,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $14.00 per share for aggregate gross proceeds of $86.9 million. The Company received approximately $78.3 million in net proceeds after deducting underwriting discounts, commissions and offering expenses.

Liquidity

Through December 31, 2022, the Company has funded its operations primarily with proceeds from the initial closing and additional closings of its convertible preferred stock financings, through its license agreements, through its IPO, follow-on offering and ATM transaction. On December 5, 2022, the Company issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share for aggregate gross proceeds of $92.5 million in the Follow-On Offering. The Company received approximately $86.7 million in net proceeds from the Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, the Company filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into the Sales Agreement with the Sales Agent to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. The Company issued 732,189 shares of common stock at an average price of $12.51 for aggregate gross proceeds of $9.2 million as of December 31, 2022. On November 2, 2021, the Company completed its IPO, in which it issued and sold 6,210,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $14.00 per share for aggregate gross proceeds of $86.9 million. The Company received approximately $78.3 million in net proceeds after deducting underwriting discounts, commissions and offering expenses. The Company has incurred recurring losses and negative operating cash flows from operations since its inception, including net losses of $58.8 million and $35.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had cash and cash equivalents and marketable securities of $188.8 million and an accumulated deficit of $210.9 million. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these consolidated financial statements for the year ended December 31, 2022, the Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

Cash and Restricted Cash

Cash consists of standard checking accounts. As of December 31, 2022, the restricted cash account is comprised of a $0.8 million security deposit held by the lessor for the Company’s operating lease, and a less than $0.1 million deposit that is collateral for the Company’s corporate credit card.

Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds that invest in U.S. Treasury obligations and government funds with commercial banks and financial institutions.

Marketable Securities

All marketable securities have original maturities greater than 90 days. The Company has classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale. Accordingly, these investments are recorded at fair value. Unrealized gains and losses are reported as the accumulated other comprehensive items in stockholders’ equity. Amortization and accretion of premiums and discounts are recorded in other income (expense) within the consolidated statements of operations and comprehensive loss. Realized gains or losses are included in interest income or interest expense, respectively. If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence such as industry, financial inputs, and capital markets data to evaluate the extent to which the decline is other than temporary and, if so, marks the investment to market on the Company’s consolidated statement of operations and comprehensive loss.

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

Estimated Useful Life
Leasehold improvements	The shorter of the life of the leasehold improvement or the remaining term of the lease
IT equipment	3 years
Laboratory equipment	5 years
Office furniture	7 years

Costs for capital assets not yet placed into service are capitalized as assets under construction and depreciated in accordance with the above guidelines once placed into service. Upon retirement or disposal of property and equipment, the cost and related accumulated depreciation are removed from the consolidated balance sheet and any gain or loss is reflected in the consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

The Company reviews all long-lived assets for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be unrecoverable, the impairment recognized is measured by the difference between the estimated fair value of the asset and its carrying value. The Company did not recognize any impairments during the years ended December 31, 2022 or 2021.

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

The Company provides reserves related to uncertain tax positions when management determines the related tax benefit is not more likely than not to be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as the consideration of the available facts and circumstances. The Company has no reserves related to uncertain tax positions as of December 31, 2022 and 2021.

Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2022, and 2021 the Company had no accrued interest related to uncertain tax positions.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process preferred stock or common stock financings as deferred offering costs until such financings are consummated. After the closing of the IPO, follow-on offering and the ATM draw downs, these costs were recorded in stockholders' equity as a reduction of additional paid-in capital generated as a result of the financings.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for all stock-based awards based on their grant date fair value.

The Company recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. For awards that include performance-based vesting conditions, expense is recognized using the accelerated attribution method when the performance condition is deemed to be probable of being satisfied. As of December 31, 2022, the Company has no performance-based awards. The Company accounts for forfeitures as they occur. The Company determines the fair value of restricted stock awards in reference to the fair value of its common stock less any applicable purchase price.

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

Diluted net income per share is computed using the if-converted method. The Company allocates earnings first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted-average number of common stock included in the computation of diluted loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, and convertible preferred stock. Common stock equivalent shares are excluded from the computation of diluted loss per share if their effect is antidilutive.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

Recently Adopted Accounting Pronouncements

The Company assessed the recent accounting pronouncements for the year ended December 31, 2022 and determined no pronouncements have material impact to the consolidated financial statements.

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

3. Fair Value of Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2022 and 2021 (in thousands):

Description	December 31, 2022	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$118,582	$118,582	$—	$—
Marketable securities:
Commercial paper	27,476	—	27,476	—
Corporate bonds	18,099	—	18,099	—
U.S. Government agencies	21,654	—	21,654	—
Total financial assets	$185,811	$118,582	$67,229	$—

Description	December 31, 2021	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$24,063	$24,063	$—	$—
Total financial assets	$24,063	$24,063	$—	$—

There have been no transfers between levels for the years ended December 31, 2022 and 2021.

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Assets under construction	$1,805	$2,365
IT equipment	133	85
Leasehold improvements	—	13
Lab equipment	7,297	5,489
Office furniture	—	63
	$9,235	$8,015
Less—accumulated depreciation	(3,864)	(2,764)
Property and equipment, net	$5,371	$5,251

Depreciation expense was $1.2 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Prepaid insurance	$2,174	$2,734
Prepaid research and development expenses	4,982	1,754
Prepaid license agreements	3	64
Other	712	66
Prepaid expenses and other current assets	$7,871	$4,618

6. Marketable Securities

Marketable securities consist of the following (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$27,476	$—	$—	$27,476
Corporate bonds	18,191	—	(92)	$18,099
U.S. Government agencies	21,635	20	(1)	$21,654
Total	$67,302	$20	$(93)	$67,229

As of December 31, 2022, the unrealized losses on the Company’s investments in U.S. government agencies securities and corporate bonds were caused by interest rate increases. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. The Company does not intend to sell the investments and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of December 31, 2022, $0.1 million unrealized losses were associated with marketable securities with contractual maturities of one year or less.

As of December 31, 2022, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds and U.S. government agencies securities with a fair value of $4.2 million that had maturities of one to two years.

There were no impairments of the Company’s assets measured and carried at fair value during the year ended December 31, 2022.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Accrued research and development expenses	$1,543	$1,686
Accrued compensation	2,705	2,147
Other	325	506
Accrued expenses and other current liabilities	$4,573	$4,339

8. Equity

The Company had 150,000,000 authorized shares of common stock, par value $0.00001 per share, of which 37,771,918 and 29,211,643 shares were issued and outstanding at December 31, 2022 and 2021, respectively.

Upon closing of the IPO on November 2, 2021, all of the Company's outstanding shares of convertible preferred stock automatically converted into 22,550,561 shares of common stock. In addition, the Company authorized 10,000,000 shares of preferred stock, par value $0.00001 per share, all of which shares of preferred stock will be undesignated.

Financings

On December 5, 2022, the Company issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share for aggregate gross proceeds of $92.5 million (the “Follow-On Offering”). The Company received approximately $86.7 million in net proceeds from the Follow-On Offering after deducting underwriting discounts, commissions and offering expenses.

On November 1, 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Shelf”) with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into the Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”) to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of common stock from time to time in “at-the-market” offerings (the “ATM”) under the 2022 Shelf and subject to the limitations thereof. The Company issued 732,189 shares of common stock at an average price of $12.51 for aggregate gross proceeds of $9.2 million as of December 31, 2022 under the Sales Agreement.

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

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan, or the ESPP, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. A total of 335,217 shares of common stock were initially reserved for issuance under this plan, which increased on January 1, 2022 and will continue to increase each January 1 thereafter through January 1, 2031, by the least of (i) 335,217 shares of common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the ESPP. On January 1, 2022, the shares reserved for issuance was increased to 627,333 shares. The purchase price of the shares under the ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of December 31, 2022, 627,333 shares were available to be issued under the ESPP. The Company recognized $0.02 million share-based compensation expense related to the ESPP for the year ended December 31, 2022.

Stock Options

With the transfer of the available options from the 2018 Plan to the 2021 Plan, there were 3,387,895 options available for grant under the 2021 Plan at December 31, 2022.

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

The following table summarizes stock option activity under the 2018 Plan and 2021 Plan for the year ended December 31, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	4,232,991	$7.43	8.66	$40,437
Granted	544,321	15.81
Exercised	(71,642)	6.00
Cancelled/Forfeited	(402,334)	12.25
Outstanding at December 31, 2022	4,303,336	$8.06	7.92	$16,204
Exercisable at December 31, 2022	2,099,094	$6.10	7.08	$10,610

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $10.79 and $5.84 per share, respectively. The total intrinsic value of options exercised was $0.8 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.

The fair value of the stock options issued as of December 31, 2022 and 2021 was measured with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	3.00%	1.15%
Expected term (years)	5.91	6.03
Expected volatility of the underlying stock	78.10%	73.87%
Expected dividend rate	—%	—%

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder.

A summary of the restricted stock unit activity during the year ended December 31, 2022 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	231,920	$14.00
Vested/Released	(51,444)	14.00
Forfeited	(26,526)	14.00
Unvested at December 31, 2022	153,950	$14.00

As a result of the 2021 Equity Incentive Plan, the Company granted restricted stock units which vest in increments of 25% annually over a period of four years. During the year ended December 31, 2022, 51,444 restricted stock units vested with a fair value of $0.7 million.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$2,389	$702
General and administrative	4,023	1,605
Total	$6,412	$2,307

As of December 31, 2022, there was $13.5 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.54 years.

As of December 31, 2022, there was $2.0 million of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.82 years.

10. Common Stock Warrants

In February 2015 and May 2015, the Company issued warrants to purchase 1,650,098 and 887,536 shares of Series B convertible preferred stock, respectively, at an exercise price of $1.24235 per share (the "Series B Warrants"). Each Series B Warrant was immediately exercisable and expires ten years from the original date of issuance. Pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity, the Series B Warrants were classified as a liability and were re-measured to fair value at each balance sheet date. A total of 173,827 of the Series B Warrants were outstanding and were converted into warrants to purchase 12,686 shares of common stock with an exercise price of $17.03 upon the completion of the IPO in November 2021. As a result, the 12,686 common stock warrants were converted into equity instruments and remain outstanding as of December 31, 2022.

11. Compensation

In January 2012, the Company adopted the Aura Biosciences 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 100% of the first 6% of employee contributions. The Company made matching contributions in the amount of $0.5 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.

12. Commitments and Contingencies

Lease Commitments

The Company has historically entered into lease arrangements for its facilities. The Company has one operating lease for its office and laboratory facility with required future minimum payments as of December 31, 2022 and one operating lease that was terminated in August 2022.

On March 31, 2021, the Company executed an amendment to the previous facility lease in Cambridge, MA which included an extension of the expiration date of the original leased premises, the addition of 4,516 square feet of laboratory space with a commencement date of May 1, 2021, and the addition of 1,000 square feet of laboratory space with a commencement date of June 15, 2021. The lease term for the original and new spaces will expire on July 31, 2023, with an option to renew for an additional 12 months.

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

In August 2022, the Company entered into a termination agreement with the landlord to the end this lease effective August 31, 2022, which resulted in the Company paying the landlord a termination expense of $0.3 million. The Company recognized a loss on the lease of $0.3 million which was recorded as a loss on disposal of assets on the statements of operations and comprehensive loss and derecognized $0.6 million in lease liabilities and corresponding right-of-use asset on the balance sheets.

On May 16, 2022, the Company entered into an office and laboratory lease in Boston, MA with an initial 10-year term and one renewal option to extend the lease for an additional seven years. The lease commenced on August 1, 2022, and estimated payments due under the initial term total $35.2 million. The lease requires a letter of credit totaling $0.8 million which is classified as long-term restricted cash and deposits on the consolidated balance sheet. The landlord will reimburse the Company up to $0.5 million for certain costs related to expansion of the laboratory space. As of December 31, 2022, the Company has incurred $0.1 million of expenses related to the expansion.

The Company also leases office equipment for which the related expense is immaterial.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s leases for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Lease Cost
Amortization of finance right-of-use assets	$—	$11
Operating lease costs	1,879	524
Variable lease costs	1,258	322
Short-term lease costs	8	4
Total lease costs	$3,145	$861

Cash paid for amounts included in the measurement of lease liability—finance leases	$—	$15
Cash paid for amounts included in the measurement of lease liabilities—operating leases	$1,690	$519
Weighted-average remaining lease term—operating leases (years)	9.59	1.58
Weighted-average discount rate—finance leases	—	7.94%
Weighted-average discount rate—operating leases	10.71%	3.51%

The following table reconciles the future minimum commitments to the Company’s operating lease liabilities at December 31, 2022 (in thousands):

Operating lease payments as of December 31, 2022
2023	$3,111
2024	3,205
2025	3,301
2026	3,400
2027	3,502
Thereafter	17,430
Total lease payments	33,949
Less: interest	(13,091)
Total operating lease liabilities at December 31, 2022	20,858
Less: current portion of lease liabilities	2,963
Lease liabilities, net of current portion	$17,895

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

The Company recognized no expenses related to this agreement and related amendments for the years ended December 31, 2022 and 2021.

LI-COR Non-Exclusive License and Supply Agreement

In December 2014, the Company entered into a Non-Exclusive License Agreement with LI-COR for the supply of IRDye 700DX to the Company for the treatment and diagnosis of non-ocular solid tumor cancers in humans. Under the 2014 Non-Exclusive, the Company paid a license issue fee of $0.03 million on the effective date. The Company must also pay LI-COR a non-refundable, non-creditable fee of $0.03 million per each licensed product upon pre-IND designation, as defined of such licensed product, aggregate milestone payments of up to $0.3 million upon certain regulatory and development milestones; and during the term, the Company must pay LI-COR a low-single digit percentage royalty on net sales. LI-COR receives 10% of all sublicensee income within 30 days of the Company’s receipt from the sublicensee. The 2014 Non-Exclusive Agreement also required the Company to make certain payments upon the achievement of specified development and commercial milestones of up to $0.4 million in aggregate. During the years ended December 31, 2022 and 2021, the Company recognized immaterial milestones related to this agreement.

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

In January 2022, the Company entered into the First Amendment to the non-exclusive, perpetual license agreement with Life Technologies for use of the license in an additional indication. The cost of this amendment was a one-time fee of $0.05 million. During the years ended December 31, 2022 and 2021, the Company recognized $0.05 million and $0.1 million of expenses related to this agreement, respectively.

Effective in September 2022, the Company entered into a new non-exclusive, perpetual license agreement with Life Technologies for licensed products. Under this agreement, the Company is required to pay an initial license fee of $0.4 million for the first licensed product and $0.5 million for each additional licensed product. In addition, the agreement allows the Company the right to sublicense which would lead to a $0.2 million payment for each sublicense per licensed product and a $0.03 million payment for use of the cell line document package. In the event of a change of control, there will be a change of control fee of $0.5 million. During the year ended December 31, 2022, the Company recognized $0.4 million of expenses related to this agreement.

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

National Institute of Health (NIH)-Collaboration Research and Development Agreement

In July 2011, the Company entered into a Collaboration Research and Development Agreement (CRADA), with Dr. John Schiller at the NIH, for a period of two years with the rights to an exclusive license to all technology generated within the collaboration. Under this agreement, the Company is required to make annual payments of $0.03 million to fund the research activities, the first payment of which was paid within 30 days of the effective date. Subsequent payments are due within 30 days of the anniversary of the effective date. This agreement was first amended in 2012, 2013, 2014, 2015, 2016, 2018 and most recently in September of 2020. During the years ended December 31, 2022 and 2021, the Company paid $nil million and $0.03 million of research collaboration fees related to this agreement.

A seventh amendment was made in October 2020, requiring payment of $0.04 million within 30 days of October 1, 2020, and another $0.03 million within 30 days of the 10th anniversary of the CRADA, which was paid in July 2021. This seventh amendment extended the term of the CRADA to September 30, 2022. The Company recognized no milestones related to this agreement and related amendments for the years ended December 31, 2022 and 2021.

An eighth amendment was effective in September 2022, requiring payment of $0.04 million within 30 days of November 1, 2022, and payment of another $0.03 million within 30 days of the 12th anniversary of the CRADA, which will be in August 2023. This eighth amendment extended the term of the CRADA to September 30, 2024. During the year ended December 31, 2022, the Company recognized $0.1 million of expenses related to this agreement.

National Institute of Health (NIH)-Exclusive Patent License Agreement

In September 2013, the Company entered into an exclusive patent license agreement (the “NIH Exclusive License Agreement”) with the NIH, that required the Company to pay a license issue royalty of $0.1 million and reimburse the NIH for any patent expenses incurred. Under the agreement, the Company is required to make low single-digit percentage royalty payments based on specified levels of annual net sales of licensed products subject to certain specified reductions. The Company is required to make development and regulatory milestone payments of up to $0.7 million in aggregate and sales milestone payments up to $0.6 million in the aggregate. The Company is also required to pay NIH a mid-single to low teen-digit percentage of any sublicensing revenue the Company receives. Additionally, the Company’s payment obligations to the NIH are subject to an annual minimum royalty payment of low five figures. The Company recognized $0.02 million and $0.03 million for patent licensing fees for the years ended December 31, 2022 and 2021, respectively.

In 2015, 2018 and 2019, the Company amended its exclusive patent license to include updates on the status of the commercial development and update/expand the list of licensed patents and patent applications. Each of those amendments required a $0.03 million payment that the Company paid.

Inserm-Transfert License Agreement

In November 2009, the Company entered into an exclusive, royalty-bearing patent license agreement with Inserm-Transfert of France. The agreement expires on a country by country basis based on the last to expire any patent encompassed within the scope of the patent rights or 10 years from the date of the first commercial sales by the Company, whichever is later. The IND filing milestone of €0.01 million was accrued in 2016 and paid in 2017 by the Company. The milestones for the successful Phase I, II and III clinical trials are based on receiving a final report and achieving the primary endpoints defined in that trial, and those milestones have not been achieved as of December 31, 2022. Upon the sublicense by the Company of a product for which royalties are payable under the agreement, low- to mid-single-digit royalty payments would be due by the Company. The non-milestone payments in this agreement are subject to an anti-stacking clause. The Company did not incur any expense in the years ended December 31, 2022 and 2021.

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

The Company recognized no expenses related to this agreement and related amendments for the years ended December 31, 2022 and 2021.

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

The Company has calculated basic and diluted net loss per share for the years ended December 31, 2022 and 2021 as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(58,763)	$(35,251)
Less: Accruals of dividends of preferred stock	—	(10,942)
Net loss attributable to common stockholders—basic and diluted	$(58,763)	$(46,193)
Denominator:
Weighted-average common stock outstanding	29,937,228	5,159,973
Net loss per share attributable to common stockholders—basic and diluted	$(1.96)	$(8.95)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been antidilutive:

	Year Ended December 31,
	2022	2021
Stock options to purchase common stock	4,303,336	4,232,991
Restricted stock units that vest into common stock	153,950	231,920
Warrants to purchase common stock	12,686	12,686
Total potential dilutive shares	4,469,972	4,477,597

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

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate as of December 31, 2022 and 2021 is as follows:

	2022	2021
Tax provision at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	5.6%	5.3%
Federal tax credits	2.9%	2.6%
Permanent items	(1.1)%	(0.4)%
Other	0.1%	(0.3)%
Decrease in valuation reserve	(28.5)%	(28.2)%
Total	0.0%	0.0%

Temporary differences that give rise to significant deferred tax assets (liabilities) as of December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$40,617	$36,287
Stock-based compensation expense	1,235	635
Capitalized research and development expenses	10,200	—
Tax credit carryforwards	7,924	5,821
Accrued expenses	—	517
Lease liability	5,461	248
Other	307	194
Total deferred tax assets	65,744	43,702
Deferred tax liabilities:
Right of use asset	(5,412)	(241)
Depreciable assets	(207)	(182)
Accrued expenses	(93)	—
Valuation allowance	(60,032)	(43,279)
Net deferred tax asset	$—	$—

As of December 31, 2022, the Company had federal gross operating loss carryforwards of approximately $155.1 million which may be available to offset future taxable income, of which $44.2 million begin to expire in 2029 and go through 2037 and $110.9 million do not expire. The Company had state gross operating loss carryforwards of $127.5 million, which may be available to offset future taxable income and which would begin to expire in 2030, except for $0.7 million of state NOLs that do not expire. As of December 31, 2022, the Company had federal and state research and experimentation credit carryforwards of $6.4 million and $1.9 million, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2029 and 2028, respectively.

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

The Company has not conducted a study of its research and development credit carryforwards. A study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts will be presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations at this time, if an adjustment were required.

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are principally comprised of NOL carryforwards and tax credit carryforwards. Management has determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets, and as a result, a valuation allowance of $60.0 million has been recorded at December 31, 2022. The increase in the valuation allowance of $16.8 million during the year ended December 31, 2022 was primarily due to the increase in net operating loss generated by the Company and capitalized R&D expenses related to the new Section 174 requirements.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and requires taxpayers to amortize them, over five years for domestically incurred expenditures and over fifteen years for foreign incurred expenditures, pursuant to Internal Revenue Code Section 174. As of December 31, 2022, the Company has recorded a gross deferred tax asset of $39.0 million related to the Capitalized IRC Section 174 expenditures.

As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the consolidated statements of operations. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

The Company files income tax returns in the United States federal tax jurisdiction and several state tax jurisdictions. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.

The Inflation Reduction Act signed into law on Aug. 16, 2022 and includes several provisions, including the largest investment in combating climate change in U.S. history, lowers the cost of prescription drugs and raises taxes on corporations. The effects of the bill were considered and based on the Company’s taxable loss position, there is no tax impact to the provision.

15. Related Parties

During the year ended December 31, 2021, the Company incurred $0.04 million in expenses to a legal firm whose partner is also an investor and former officer of the Company. As of December 31, 2021, this amount was not included in accounts payable.

During the year ended December 31, 2021, the Company incurred $0.3 million in expenses to a stockholder that provided research and development related services. As of December 31, 2021, this amount was not included in accounts payable.

During the year ended December 31, 2022, the Company had no related party transactions.

16. Subsequent Events

The Company has not identified any subsequent events that require disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aura Biosciences, Inc.

Date: March 15, 2023	By:	/s/ Elisabet de los Pinos
Elisabet de los Pinos
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Elisabet de los Pinos	President and Chief Executive Officer	March 15, 2023
Elisabet de los Pinos

/s/ Julie Feder	Chief Financial Officer	March 15, 2023
Julie Feder

/s/ David Johnson	Chairman of the Board of Directors	March 15, 2023
David Johnson

/s/ Giovanni Mariggi	Director	March 15, 2023
Giovanni Mariggi

/s/ Antony Mattessich	Director	March 15, 2023
Anthony Mattessich

/s/ Raj Parekh	Director	March 15, 2023
Raj Parekh

/s/ Sapna Srivastava	Director	March 15, 2023
Sapna Srivastava

/s/ Karan Takhar	Director	March 15, 2023
Karan Takhar