Form 10-Q
period 2023-06-30
Aura Biosciences, Inc.
filed 2023-08-09
CIK 1501796

,k

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, the registrant had 38,197,098 shares of common stock, $0.00001 par value per share, outstanding.

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
•
We have not yet successfully completed any pivotal clinical trials nor commercialized any pharmaceutical products, which may make it difficult to evaluate our future prospects.
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

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aura Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$47,732	$121,582
Marketable securities	114,281	67,229
Restricted cash and deposits	20	20
Prepaid expenses and other current assets	4,178	7,871
Total current assets	166,211	196,702
Restricted cash and deposits, net of current portion	768	768
Right of use assets - operating lease	20,003	20,671
Other long-term assets	700	423
Property and equipment, net	5,057	5,371
Total Assets	$192,739	$223,935
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	553	2,921
Short-term operating lease liability	3,008	2,963
Accrued expenses and other current liabilities	5,334	4,573
Total current liabilities	8,895	10,457
Long-term operating lease liability	17,407	17,895
Total Liabilities	26,302	28,352
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.00001 par value, 150,000,000 authorized at June 30, 2023 and December 31, 2022, and 38,086,606 and 37,771,918 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	413,325	406,555
Accumulated deficit	(246,665)	(210,900)
Accumulated other comprehensive loss	(223)	(72)
Total Stockholders’ Equity	166,437	195,583
Total Liabilities and Stockholders’ Equity	$192,739	$223,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Expenses:
Research and development	$15,120	$9,510	$29,524	$17,786
General and administrative	5,156	$4,306	10,196	8,841
Total operating expenses	20,276	13,816	39,720	26,627
Total operating loss	(20,276)	(13,816)	(39,720)	(26,627)
Other income (expense):
Interest income, including amortization and accretion income	2,009	292	4,000	319
Other income (expense)	(32)	56	(45)	5
Total other income	1,977	348	3,955	324
Net loss	(18,299)	(13,468)	(35,765)	(26,303)
Net loss per common share—basic and diluted	(0.48)	(0.46)	(0.95)	(0.90)
Weighted average common stock outstanding—basic and diluted	37,855,533	29,251,480	37,820,104	29,232,661
Comprehensive loss:
Net loss	$(18,299)	$(13,468)	$(35,765)	$(26,303)
Other comprehensive items:
Unrealized loss on marketable securities	$(178)	(123)	(151)	(128)
Total other comprehensive loss	(178)	(123)	(151)	(128)
Total comprehensive loss	$(18,477)	$(13,591)	$(35,916)	$(26,431)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss Amount	Equity
Balance, December 31, 2022	37,771,918	—	406,555	(210,900)	(72)	195,583
Stock-based compensation expense	—	—	1,913	—	—	1,913
Employee Stock Purchase Plan Issuance	6,635	—	56	—	—	56
Stock option exercises	21,549	—	145	—	—	145
Unrealized gain on marketable securities	—	—	—	—	27	27
Net loss	—	—	—	(17,466)	—	(17,466)
Balance, March 31, 2023	37,800,102	—	408,669	(228,366)	(45)	180,258
Stock-based compensation expense	—	—	1,931	—	—	1,931
Issuance of common stock under ATM facility	169,200	—	2,065	—	—	2,065
Stock option exercises	117,304	—	660	—	—	660
Unrealized loss on marketable securities	—	—	—	—	(178)	(178)
Net loss	—	—	—	(18,299)	—	(18,299)
Balance, June 30, 2023	38,086,606	—	413,325	(246,665)	(223)	166,437

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss Amount	Equity
Balance, December 31, 2021	29,211,643	—	304,452	(152,137)	—	152,315
Stock-based compensation expense	—	—	1,594	—	—	1,594
Stock option exercises	5,593	—	17	—	—	17
Unrealized loss on marketable securities	—	—	—	—	(5)	(5)
Net loss	—	—	—	(12,835)	—	(12,835)
Balance, March 31, 2022	29,217,236	—	306,063	(164,972)	(5)	141,086
Stock-based compensation expense	—	—	1,287	—	—	1,287
Stock option exercises	49,612	—	309	—	—	309
Unrealized loss on marketable securities	—	—	—	—	(123)	(123)
Net loss	—	—	—	(13,468)	—	(13,468)
Balance, June 30, 2022	29,266,848	—	307,659	(178,440)	(128)	129,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(35,765)	$(26,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	628	552
Accretion on marketable securities	(2,032)	(143)
Stock-based compensation expense	3,844	2,881
Non-cash lease expense	669	288
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,940	(892)
Other long-term assets	(277)	—
Accounts payable	(2,382)	(1,515)
Accrued expenses and other liabilities	761	(404)
Operating lease liabilities	(443)	(292)
Net cash used in operating activities	(31,057)	(25,828)
Cash flows from investing activities:
Purchases of property and equipment	(302)	(673)
Purchase of marketable securities	(88,847)	(71,266)
Maturities of marketable securities	43,677	3,000
Net cash used in investing activities	(45,472)	(68,939)
Cash flows from financing activities:
Proceeds from exercise of stock options	805	326
Proceeds from issuance of common stock under ATM facility, net of issuance costs	1,818	—
Proceeds from ESPP purchase	56	—
Net cash provided by financing activities	2,679	326
Net (decrease) increase in cash, cash equivalents and restricted cash	(73,850)	(94,441)
Cash, cash equivalents and restricted cash at beginning of period	122,370	149,211
Cash, cash equivalents and restricted cash at end of period	$48,520	$54,770
Supplemental disclosure of cash flow information:
Purchases of property and equipment in accounts payable and accrued expenses and other liabilities	$13	$426
Common stock issued under ATM settled in future period	$247	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	June 30,
	2023	2022
Cash and cash equivalents, end of period	$47,732	$53,849
Short-term restricted cash, end of period	20	28
Long-term restricted cash, end of period	768	893
Cash, cash equivalents and restricted cash at end of period	$48,520	$54,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Aura Biosciences, Inc. (the “Company” or “Aura”) is a clinical-stage biotechnology company envisioning a new way to treat cancer. Leveraging its novel targeted oncology platform, the Company has the goal to develop a new standard of care across multiple cancer indications. Within these consolidated financial statements, unless the context otherwise requires, references to the Company or Aura refer to Aura Biosciences, Inc. and its subsidiaries on a consolidated basis. The Company’s initial focus is on ocular and urologic oncology where the disease is diagnosed early and there is a high unmet medical need for targeted local therapies. The Company’s proprietary platform enables the targeting of a broad range of solid tumors using Virus-Like Particles, or VLPs, that can be conjugated with drugs or loaded with nucleic acids to create Virus-Like Drug Conjugates, or VDCs. The Company’s VDCs are largely agnostic to tumor type and can recognize a subset of modified tumor associated glycosaminoglycans that are part of the heparan sulphate chain of HSPGs expressed on the cell surface of many tumor cells and in the tumor microenvironment. Bel-sar, the Company’s first VDC candidate, is being developed for the first-line treatment of early-stage choroidal melanoma, a rare disease with no drugs approved where the standard of care leaves many patients with blindness. The Company is also developing bel-sar for additional ocular oncology indications, including choroidal metastasis, and in non-muscle invasive bladder cancer, or NMIBC. Aura’s headquarters are located in Boston, Massachusetts.

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

Liquidity

Through June 30, 2023, the Company has funded its operations primarily with proceeds from the initial and additional closings of its convertible preferred stock financings, and through its IPO, follow-on offering and at-the-market offering, or ATM. On December 5, 2022, the Company issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share for aggregate gross proceeds of $92.5 million, or the Follow-On Offering. The Company received approximately $86.7 million in net proceeds from the Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, the Company filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into the Open Market Sale AgreementSM, or Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. The Company issued 169,200 shares of common stock at an average price of $12.58 for aggregate gross proceeds of $2.1 million during the six months ended June 30, 2023 under the ATM. In addition, the Company issued 732,189 shares of common stock at an average price of $12.51 for aggregate gross proceeds of $9.2 million as of December 31, 2022 under the ATM. On November 2, 2021, the Company completed its IPO, in which it issued and sold 6,210,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $14.00 per share for aggregate gross proceeds of $86.9 million. The Company received approximately $78.3 million in net proceeds after deducting underwriting discounts, commissions and offering expenses. The Company has incurred recurring losses and negative operating cash flows from operations since its inception, including net losses of $35.8 million and $26.3 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had cash and cash equivalents and marketable securities of $162.0 million and an accumulated deficit of $246.7 million. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023, the Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are also unaudited. The unaudited condensed results of operations are not necessarily indicative of the operating results that may occur for the full fiscal year ending December 31, 2023. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission, or the SEC. Management believes that the disclosures provided here are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which was subsequently amended in November 2018 through ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses.” ASU No. 2016-13 will require entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financing receivables, debt securities and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for losses for receivables that are current with respect to their payment terms. ASU No. 2018-19 further clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment from receivables of operating leases should be accounted for in accordance with Topic 842, Leases. As per the latest ASU 2020-02, FASB deferred the timelines for certain small public and private entities, thus the new guidance was adopted by the Company for the annual reporting period beginning January 1, 2023, including interim periods within that annual reporting period. The standard will apply as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company adopted the standard on January 1, 2023 and it did not have a material impact on its results of operations, financial condition, and financial statement disclosures.

3. Fair Value of Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2023 and December 31, 2022 (in thousands):

Description	June 30, 2023	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	47,220	$47,220	$—	$—
Marketable securities:
Commercial paper	48,048	—	48,048	—
Corporate bonds	15,500	—	15,500	—
U.S. Government agencies	46,504	—	46,504	—
Yankee bonds	2,934	—	2,934	—
Asset-backed securities	1,295	—	1,295	—
Total financial assets	$161,501	$47,220	$114,281	$—

Description	December 31, 2022	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$118,582	$118,582	$—	$—
Marketable securities:
Commercial paper	27,476	—	27,476	—
Corporate bonds	18,099	—	18,099	—
U.S. Government agencies	21,654	—	21,654	—
Total financial assets	$185,811	$118,582	$67,229	$—

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Assets under construction	$1,600	$1,805
IT equipment	133	133
Lab equipment	7,786	7,297
	$9,519	$9,235
Less—accumulated depreciation	(4,462)	(3,864)
Property and equipment, net	$5,057	$5,371

Depreciation expense was $0.3 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. In addition, depreciation expense was $0.6 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid insurance	$864	$2,174
Prepaid research and development expenses	2,326	4,982
Other	988	715
Prepaid expenses and other current assets	$4,178	$7,871

6. Marketable Securities

Marketable securities consist of the following (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$48,116	$—	$(68)	$48,048
Corporate bonds	15,549	—	(49)	$15,500
U.S. Government agencies	46,594	5	(95)	$46,504
Yankee bonds	2,946	—	(12)	$2,934
Asset-backed securities	1,300	—	(5)	$1,295
Total	$114,505	$5	$(229)	$114,281

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$27,476	$—	$—	$27,476
Corporate bonds	18,191	—	(92)	$18,099
U.S. Government agencies	21,635	20	(1)	$21,654
Total	$67,302	$20	$(93)	$67,229

As of June 30, 2023, the unrealized losses on the Company’s investments in commercial paper, corporate bonds, U.S. government agencies securities, Yankee bonds, and asset-backed securities were caused by interest rate increases. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. The Company does not intend to sell the investments and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of June 30, 2023, 41 marketable securities with contractual maturities of one year or less were in an unrealized loss position totaling $0.2 million.

As of June 30, 2023, all marketable securities held by the Company had remaining contractual maturities of one year or less.

There were no impairments of the Company’s assets measured and carried at fair value during the six months ended June 30, 2023.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued research and development expenses	$2,468	$1,543
Accrued compensation	2,100	2,705
Other	766	325
Accrued expenses and other current liabilities	$5,334	$4,573

8. Equity

The Company had 150,000,000 authorized shares of common stock, par value $0.00001 per share, of which 38,086,606 and 37,771,918 shares were issued and outstanding at June 30, 2023 and December 31, 2022, respectively. In addition, the Company had 10,000,000 authorized shares of preferred stock, par value $0.00001 per share, all of which shares of preferred stock will be undesignated. No authorized shares of preferred stock were issued and outstanding at June 30, 2023 and December 31, 2022.

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

On November 1, 2022, the Company filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into the Sales Agreement with the Sales Agent to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. The Company issued 169,200 shares of common stock at an average price of $12.58 for aggregate gross proceeds of $2.1 million during the six months ended June 30, 2023 under the ATM. In addition, the Company issued 732,189 shares of common stock at an average price of $12.51 for aggregate gross proceeds of $9.2 million as of December 31, 2022 under the ATM.

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

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan, or the ESPP, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. A total of 335,217 shares of common stock were initially reserved for issuance under this plan, which increased on January 1, 2022 and will continue to increase each January 1 thereafter through January 1, 2031, by the least of (i) 335,217 shares of common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the ESPP. On January 1, 2023, the shares reserved for issuance was increased to 962,550 shares. The purchase price of the shares under the ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of June 30, 2023, 955,915 shares were available to be issued under the ESPP. The Company recognized $0.03 million share-based compensation expense related to the ESPP for the six months ended June 30, 2023. The Company recognized $0.02 million share-based compensation expense related to the ESPP for the three months ended June 30, 2023.

Stock Options

With the transfer of the available options from the 2018 Plan to the 2021 Plan, there were 4,324,297 options and restricted stock units available for grant under the 2021 Plan at June 30, 2023.

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

The following table summarizes stock option activity under the 2018 Plan and 2021 Plan for the six months ended June 30, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	4,303,336	$8.06	7.92	$16,204
Granted	984,725	10.45
Exercised	(138,853)	5.80
Cancelled/Forfeited	(521,690)	10.87
Outstanding at June 30, 2023	4,627,518	$8.32	7.59	$21,242
Exercisable at June 30, 2023	2,432,054	$6.79	6.58	$14,655

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2023 and 2022 was $7.66 and $11.56 per share, respectively. The fair value of options vested during the six months ended June 30, 2023 and 2022 was $3.4 million and $1.2 million, respectively. The total intrinsic value of options exercised was $0.9 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.

The fair value of the stock options issued for the three and six months ended June 30, 2023 and 2022 was measured with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.69%	3.09%	3.57%	2.53%
Expected term (years)	5.91	5.84	6.02	5.90
Expected volatility of the underlying stock	85.43%	76.85%	84.97%	75.44%
Expected dividend rate	—%	—%	—%	—%

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder.

A summary of the restricted stock units activity during the six months ended June 30, 2023 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	153,950	$14.00
Granted	598,445	10.17
Vested/Released	—	—
Forfeited	(109,287)	11.00
Unvested at June 30, 2023	643,108	$10.95

As a result of the 2021 Equity Incentive Plan, the Company granted restricted stock units which vest in increments of 25% annually over a period of four years. No restricted stock units vested during the six months ended June 30, 2023.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$709	$465	$1,476	$1,020
General and administrative	1,222	822	2,368	1,861
Total	$1,931	$1,287	$3,844	$2,881

As of June 30, 2023, there was $14.2 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.5 years.

As of June 30, 2023, there was $6.0 million of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.14 years.

10. Common Stock Warrants

In February 2015 and May 2015, the Company issued warrants to purchase 1,650,098 and 887,536 shares of Series B convertible preferred stock, respectively, at an exercise price of $1.24235 per share (the “Series B Warrants”). Each Series B Warrant was immediately exercisable and expires ten years from the original date of issuance. Pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity, the Series B Warrants were classified as a liability and were re-measured to fair value at each balance sheet date. A total of 173,827 of the Series B Warrants were outstanding and were converted into warrants to purchase 12,686 shares of common stock with an exercise price of $17.03 upon the completion of the IPO in November 2021. As a result, the 12,686 common stock warrants were converted into equity instruments and remain outstanding as of June 30, 2023.

11. Compensation

In January 2012, the Company adopted the Aura Biosciences 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 100% of the first 6% of employee contributions. The Company made matching contributions in the amount of $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. The Company made matching contributions in the amount of $0.4 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.

12. Commitments and Contingencies

Lease Commitments

The Company has historically entered into lease arrangements for its facilities. The Company has one operating lease for its office and laboratory facility with required future minimum payments as of June 30, 2023 and one operating lease that was terminated in August 2022.

On May 16, 2022, the Company entered into an office and laboratory lease in Boston, MA with an initial 10-year term and one renewal option to extend the lease for an additional seven years. The lease commenced on August 1, 2022, and estimated payments due under the initial term total $35.2 million. The lease requires a letter of credit totaling $0.8 million which is classified as long-term restricted cash and deposits on the consolidated balance sheet. The landlord will reimburse the Company up to $0.5 million for certain costs related to expansion of the laboratory space. As of June 30, 2023, the Company has incurred $0.1 million of expenses related to the expansion, and has been reimbursed for $0.1 million of these expenses.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s leases for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease Cost
Operating lease costs	881	155	1,761	309
Variable lease costs	217	161	443	337
Short-term lease costs	2	2	4	4
Total lease costs	$1,100	318	$2,208	$650

Cash paid for amounts included in the measurement of lease liabilities—operating leases	$1,537	$305
Weighted-average remaining lease term—operating leases (years)	9.09	1.08
Weighted-average discount rate—operating leases	10.71%	3.51%

The following table reconciles the future minimum commitments to the Company’s operating lease liabilities at June 30, 2023 (in thousands):

Operating lease payments as of June 30, 2023
2023	$1,575
2024	3,205
2025	3,301
2026	3,400
2027	3,502
Thereafter	17,430
Total lease payments	32,413
Less: interest	(11,998)
Total operating lease liabilities at June 30, 2023	20,415
Less: current portion of lease liabilities	3,008
Lease liabilities, net of current portion	$17,407

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

The Company recognized no expenses related to this agreement and related amendments for the six months ended June 30, 2023 and 2022, respectively.

LI-COR Non-Exclusive License and Supply Agreement

In December 2014, the Company entered into a Non-Exclusive License Agreement with LI-COR for the supply of IRDye 700DX to the Company for the treatment and diagnosis of non-ocular solid tumor cancers in humans. Under the 2014 Non-Exclusive, the Company paid a license issue fee of $0.03 million on the effective date. The Company must also pay LI-COR a non-refundable, non-creditable fee of $0.03 million per each licensed product upon pre-IND designation, as defined of such licensed product, aggregate milestone payments of up to $0.3 million upon certain regulatory and development milestones; and during the term, the Company must pay LI-COR a low-single digit percentage royalty on net sales. LI-COR receives 10% of all sublicensee income within 30 days of the Company’s receipt from the sublicensee. The 2014 Non-Exclusive Agreement also required the Company to make certain payments upon the achievement of specified development and commercial milestones of up to $0.4 million in aggregate. During the six months ended June 30, 2023 and 2022, the Company recognized no milestones related to this agreement.

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

In January 2022, the Company entered into the First Amendment to the non-exclusive, perpetual license agreement with Life Technologies for use of the license in an additional indication. The cost of this amendment was a one-time fee of $0.05 million. During the six months ended June 30, 2023 and 2022, the Company recognized $0 million and $0.05 million of expenses related to this agreement, respectively.

Effective in September 2022, the Company entered into a new non-exclusive, perpetual license agreement with Life Technologies for licensed products. Under this agreement, the Company is required to pay an initial license fee of $0.4 million for the first licensed product and $0.5 million for each additional licensed product. In addition, the agreement allows the Company the right to sublicense which would lead to a $0.2 million payment for each sublicense per licensed product and a $0.03 million payment for use of the cell line document package. In the event of a change of control, there will be a change of control fee of $0.5 million. During the six months ended June 30, 2023, the Company recognized no expenses related to this agreement.

National Institute of Health (NIH)-Collaboration Research and Development Agreement

In July 2011, the Company entered into a Collaboration Research and Development Agreement (CRADA), with Dr. John Schiller at the NIH, for a period of two years with the rights to an exclusive license to all technology generated within the collaboration. Under this agreement, the Company is required to make annual payments of $0.03 million to fund the research activities, the first payment of which was paid within 30 days of the effective date. Subsequent payments are due within 30 days of the anniversary of the effective date. This agreement was first amended in 2012, 2013, 2014, 2015, 2016, 2018 and most recently in September of 2020. During the six months ended June 30, 2023 and 2022, the Company paid no research collaboration fees related to this agreement.

A seventh amendment was made in October 2020, requiring payment of $0.04 million within 30 days of October 1, 2020, and another $0.03 million within 30 days of the 10th anniversary of the CRADA, which was paid in July 2021. This seventh amendment extended the term of the CRADA to September 30, 2022. The Company recognized no milestones related to this agreement and related amendments for the six months ended June 30, 2023 and 2022.

An eighth amendment was effective in September 2022, requiring payment of $0.04 million within 30 days of November 1, 2022, and payment of another $0.03 million within 30 days of the 12th anniversary of the CRADA, which will be in August 2023. This eighth amendment extended the term of the CRADA to September 30, 2024. During the six months ended June 30, 2023, the Company recognized no expenses related to this agreement

National Institute of Health (NIH)-Exclusive Patent License Agreement

In September 2013, the Company entered into an exclusive patent license agreement, or the NIH Exclusive License Agreement, with the NIH, that required the Company to pay a license issue royalty of $0.1 million and reimburse the NIH for any patent expenses incurred. Under the agreement, the Company is required to make low single-digit percentage royalty payments based on specified levels of annual net sales of licensed products subject to certain specified reductions. The Company is required to make development and regulatory milestone payments of up to $0.7 million in aggregate and sales milestone payments up to $0.6 million in the aggregate. The Company is also required to pay NIH a mid-single to low teen-digit percentage of any sublicensing revenue the Company receives. Additionally, the Company’s payment obligations to the NIH are subject to an annual minimum royalty payment of low five figures. The Company recognized no patent licensing fees for the six months ended June 30, 2023 and 2022, respectively.

In 2015, 2018 and 2019, the Company amended its exclusive patent license to include updates on the status of the commercial development and update/expand the list of licensed patents and patent applications. Each of those amendments required a $0.03 million payment that the Company paid.

Inserm-Transfert License Agreement

In November 2009, the Company entered into an exclusive, royalty-bearing patent license agreement with Inserm-Transfert of France. The agreement expires on a country by country basis based on the last to expire any patent encompassed within the scope of the patent rights or 10 years from the date of the first commercial sales by the Company, whichever is later. The IND filing milestone of €0.01 million was accrued in 2016 and paid in 2017 by the Company. The milestones for the successful Phase I, II and III clinical trials are based on receiving a final report and achieving the primary endpoints defined in that trial, and those milestones have not been achieved as of June 30, 2023. Upon the sublicense by the Company of a product for which royalties are payable under the agreement, low- to mid-single-digit royalty payments would be due by the Company. The non-milestone payments in this agreement are subject to an anti-stacking clause. The Company did not incur any expense in the six months ended June 30, 2023 and 2022.

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

The Company recognized $0.4 million and $0 million in expense related to this agreement and related amendments for the six months ended June 30, 2023 and 2022.

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

The Company has calculated basic and diluted net loss per share for the three and six months ended June 30, 2023 and 2022 as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(18,299)	$(13,468)	$(35,765)	$(26,303)
Denominator:
Weighted-average common stock outstanding—basic and diluted	37,855,533	29,251,480	37,820,104	29,232,661
Net loss per common share—basic and diluted	$(0.48)	$(0.46)	$(0.95)	$(0.90)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been antidilutive:

	Six Months Ended June 30,
	2023	2022
Stock options to purchase common stock	4,627,518	4,135,212
Restricted stock units that vest into common stock	643,108	206,933
Warrants to purchase common stock	12,686	12,686
Total potential dilutive shares	5,283,312	4,354,831

14. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2023 as the Company incurred losses for the six months ended June 30, 2023, and is forecasting additional losses through the remainder of fiscal year ending December 31, 2023, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2023. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of June 30, 2023, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

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

Bel-sar, our first VDC candidate, is being developed for the first-line treatment of early-stage choroidal melanoma, a rare disease with no drugs approved where the standard of care leaves many patients with blindness. We have received orphan drug designation for the treatment of uveal melanoma from the U.S Food and Drug Administration, or the FDA, and the European Medicines Agency, or EMA, and fast track designation from the FDA for the treatment of choroidal melanoma. We have completed a Phase 1b/2 trial using intravitreal administration that has demonstrated clinical proof of concept, assessed using endpoints in alignment with the feedback from the FDA. We are currently evaluating suprachoroidal, or SC, administration of bel-sar in a Phase 2 trial. Enrollment is complete in the Phase 2 trial, and updated efficacy data with 12 months median follow up of patients treated with the therapeutic regimen intended to be used in the Phase 3 trial is on track to be presented in the second half of 2023. In February 2023 we presented average nine-month interim safety and efficacy data from this ongoing trial at Macula Society’s Annual Meeting which demonstrated a favorable safety profile with no posterior inflammation and no treatment-related serious adverse events, or SAEs, reported as of January 10, 2023. The results, with an average of nine months of follow up in patients who received a therapeutic regimen with three cycles of therapy, and who match the criteria for the planned global Phase 3 trial (n=8), showed a statistically significant reduction in the tumor growth rate (-0.289 mm/yr, p = <0.0001) compared to each patient’s documented growth rate at study entry, and a 100% (8/8) tumor control. In addition, the visual acuity preservation in the group of patients was 88% (7/8), with the majority of patients being at high-risk for vision loss with tumors close to fovea or optic disk. We have selected the SC route to conduct our global Phase 3 trial in alignment with regulatory agencies. The Phase 3 clinical trial design incorporates guidance and feedback from the FDA following a Type C meeting. The Phase 3 trial is designed as a superiority trial comparing belzupacap sarotalocan (bel-sar) versus sham. The trial is a global Phase 3, randomized, multi-center, masked study, and it is intended to enroll approximately 100 patients randomized 2:1:2 to receive high dose regimen of bel-sar, low dose regimen of bel-sar with SC administration, or a sham control. The primary endpoint is time to tumor progression and the first key secondary endpoint is a composite time to event analysis that will compare the tumor control and visual acuity of the bel-sar high-dose regimen to sham when the last patient completes their 12 months of follow up. We are currently conducting start up activities for the global Phase 3 trial with the goal to dose our first patient in the second half of 2023. We are also developing bel-sar for additional ocular oncology indications and have an open IND in the United States for choroidal metastasis, supporting the potential of bel-sar to provide a novel treatment option that preserves vision for these patients. Choroidal metastasis is a high unmet medical need and the most common intraocular malignancy that is caused by multiple primary cancers in the body that metastasize to the eye (e.g., breast and lung cancer). These patients are treated by the same ocular oncologists that treat choroidal melanoma and there are no drugs approved that can treat the lesion in the eye and preserve vision. We received fast track designation from the FDA’s Division of Oncology and plan to initiate the Phase 2 trial in 2024.

In addition to our ocular oncology franchise, we are leveraging our targeted oncology platform to develop bel-sar in the field of urologic oncology with an initial indication for the treatment of non-muscle invasive bladder cancer, or NMIBC, where we received fast track designation by the FDA’s Division of Oncology. We initiated enrollment in a Phase 1 trial and we plan to present data from this trial in 2024.

We were incorporated as a Delaware corporation in 2009 and, as of August 1, 2022, our headquarters are located in Boston, Massachusetts. Since our inception, we have focused our efforts on identifying and developing potential product candidates, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, conducting discovery, research and development activities and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue to date. We have funded our operations primarily through the sale of convertible preferred stock, common stock, and warrants. From inception through June 30, 2023, we have raised an aggregate of approximately $323.5 million of gross proceeds primarily from private placements of our equity and convertible preferred stock as well as through the issuance of our common stock. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share, for aggregate gross proceeds of $92.5 million, or the Follow-On Offering. We received approximately $86.7 million in net proceeds from the Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of its common stock from time to time in “at-the-market” offerings, or the ATM, under the 2022 Shelf and subject to the limitations thereof. We issued 169,200 shares of common stock at an average price of $12.58 for aggregate gross proceeds of $2.1 million during the six months ended June 30, 2023 under the ATM. In addition, we issued 732,189 shares of common stock at an average price of $12.51 for aggregate gross proceeds of $9.2 million as of December 31, 2022 under the ATM. In November 2021, we issued and sold 6,210,000 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $14.00 per share for aggregate gross proceeds of $86.9 million in our initial public offering, or IPO. We received approximately $78.3 million in net proceeds from the IPO after deducting underwriting discounts, commissions and offering expenses.

We have incurred significant operating losses in every year since our inception in 2009 and have not generated any revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $35.8 million and $26.3 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $246.7 million. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of June 30, 2023, we had cash and cash equivalents and marketable securities of $162.0 million. We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources” below.

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
▪
expenses associated with conducting preclinical studies and clinical trials performed by ourselves, outside vendors or academic collaborators;
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
▪
costs associated with preclinical activities and clinical development activities;
▪
costs associated with our intellectual property portfolio;
▪
costs related to compliance with regulatory requirements; and
▪
allocated expenses for utilities and other facility-related costs.

We expense research and development costs as incurred. Costs for external research and development activities are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses. We allocate our direct external research and development costs across the entire bel-sar program. Preclinical expenses consist of external research and development costs associated with activities to support our current and future clinical programs, but are not allocated by specific indications due to the overlap of the potential benefit of those efforts across the entire bel-sar program.

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

Other Income (Expense)

Our other income (expense) consists of accretion, interest income and realized losses on marketable securities, and interest income on our invested cash balances.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$15,120	$9,510	$5,610
General and administrative	5,156	4,306	850
Total operating expenses	20,276	13,816	6,460
Loss from operations	(20,276)	(13,816)	(6,460)
Other income (expense):
Interest income, including amortization of discount	2,009	292	1,717
Other income (expense):	(32)	56	(88)
Total other income (expense)	1,977	348	1,629
Net loss	$(18,299)	$(13,468)	$(4,831)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Preclinical	$147	$472	$(325)
Clinical trials	4,734	1,115	3,619
Manufacturing development	2,586	2,416	170
Personnel/overhead expenses	7,653	5,507	2,146
Total research and development expenses	$15,120	$9,510	$5,610

Research and development expenses increased to $15.1 million for the three months ended June 30, 2023 from $9.5 million for the three months ended June 30, 2022, primarily due to ongoing clinical costs associated with the progression of our Phase 2 study and CRO costs associated with the start of our Phase 3 global trial, manufacturing and development costs for bel-sar, and higher personnel expenses from growing headcount.

General and Administrative Expenses

General and administrative expenses increased to $5.2 million for the three months ended June 30, 2023 from $4.3 million for the three months ended June 30, 2022, primarily driven by personnel expenses, as well as increases in general corporate expenses related to growth of the Company.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$29,524	$17,786	$11,738
General and administrative	10,196	8,841	1,355
Total operating expenses	39,720	26,627	13,093
Loss from operations	(39,720)	(26,627)	(13,093)
Other income (expense):
Interest income, including amortization of discount	4,000	319	3,681
Other income (expense):	(45)	5	(50)
Total other income (expense)	3,955	324	3,631
Net loss	$(35,765)	$(26,303)	$(9,462)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Preclinical	$406	$777	$(371)
Clinical trials	7,617	2,311	5,306
Manufacturing development	6,554	4,204	2,350
Personnel/overhead expenses	14,947	10,494	4,453
Total research and development expenses	$29,524	$17,786	$11,738

Research and development expenses increased to $29.5 million for the six months ended June 30, 2023 from $17.8 million for the six months ended June 30, 2022, primarily due to ongoing clinical costs associated with the progression of our Phase 2 study and CRO costs associated with the start of our Phase 3 global trial, manufacturing and development costs for bel-sar, and higher personnel expenses from growing headcount.

General and Administrative Expenses

General and administrative expenses increased to $10.2 million for the six months ended June 30, 2023 from $8.8 million for the six months ended June 30, 2022, primarily driven by personnel expenses, as well as increases in general corporate expenses related to growth of the Company.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of convertible preferred stock, and common stock. Through June 30, 2023, we have raised an aggregate of approximately $323.5 million of gross proceeds primarily from private placements of our equity and convertible preferred stock and warrants, as well as through the issuance of our common stock. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share for aggregate gross proceeds of $92.5 million in the Follow-On Offering. We received approximately $86.7 million in net proceeds from the Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into the Sales Agreement with the Sales Agent to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. We issued 169,200 shares of common stock at an average price of $12.58 for aggregate gross proceeds of $2.1 million during the six months ended June 30, 2023 under the ATM. In addition, we issued 732,189 shares of common stock at an average price of $12.51 for aggregate gross proceeds of $9.2 million as of December 31, 2022 under the ATM. In November 2021, we issued and sold a total of 6,210,000 shares in our IPO of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $14.00 per share for aggregate gross proceeds of $86.9 million. We received approximately $78.3 million in net proceeds from the IPO after deducting underwriting discounts, commissions and offering expenses.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(31,057)	$(25,828)
Net cash used in investing activities	(45,472)	(68,939)
Net cash provided by financing activities	2,679	326
Net decrease in cash, cash equivalents, and restricted cash	$(73,850)	$(94,441)

Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities was $31.1 million primarily due to our net loss of $35.8 million and a decrease in accounts payable related to timing of vendor invoicing and payments, partially offset by an increase in stock compensation expense and prepaid expenses related to CRO costs associated with the start of our Phase 3 global trial.

During the six months ended June 30, 2022, net cash used in operating activities was $25.8 million, primarily due to our net loss of $26.3 million and decrease in accounts payable related to the timing of vendor invoicing and payments, partially offset by the non-cash charge related to stock compensation expense.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2023 was $45.5 million primarily due to purchases of marketable securities and property and equipment, partially offset by proceeds from sale and maturities of marketable securities.

Net cash used in investing activities during the six months ended June 30, 2022 was $68.9 million primarily due to purchases of marketable securities and property and equipment, partially offset by maturities of marketable securities.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $2.7 million from proceeds from stock options exercises and issuance of common stock under the ATM.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. As of June 30, 2023, we had cash and cash equivalents and marketable securities of $162.0 million. Based on our research and development plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Material Cash Requirements

The following table summarizes our contractual obligations and commitments as of June 30, 2023.

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$32,413	$3,158	6,602	7,005	15,648
Total	$32,413	$3,158	$6,602	$7,005	$15,648

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies from those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

Recent Accounting Pronouncements

We assessed the recent accounting pronouncements for the six months ended June 30, 2023 and determined no pronouncements have material impact to the condensed consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2023, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Our net losses were $35.8 million and $26.3 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $246.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly as we continue clinical development for bel-sar and continue to discover and develop additional product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have no products approved for commercial sale and, therefore, have never generated any revenue from product sales, and we do not expect to in the foreseeable future. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Based on our current operating plan, we believe that our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditures into the second half of 2025. Advancing the development of bel-sar and other research programs will require a significant amount of capital. Our existing cash and cash equivalents will not be sufficient to fund bel-sar through regulatory approval, and we anticipate needing to raise additional capital to complete the development of and commercialize bel-sar. Our estimate as to how long we expect our existing cash and cash equivalents to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates. Disruptions in financial markets due to unfavorable global economic conditions and inflationary pressures may make equity and debt financings more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. To the extent that we raise additional capital through the sale of equity or convertible preferred stock, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to commercialize bel-sar if and when approved and develop our product candidates.

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

The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop based on the completed clinical trials. Additionally, the conduct of Advisory Committee meetings may be disrupted or delayed and the impact that may have on the overall timing of regulatory approvals is uncertain.

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

We have not yet successfully completed any pivotal clinical trials nor commercialized any pharmaceutical products, which may make it difficult to evaluate our future prospects.

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA, the EMA, or other regulatory agencies to market bel-sar or any future product candidate. Carrying out later-stage clinical trials is a complicated process. Our operations to date have been limited to financing and staffing our company, developing our technology and conducting preclinical research and Phase 1 and Phase 2 clinical trials for our product candidates, primarily related to our bel-sar program in indeterminate lesions and primary choroidal melanoma. We have not yet demonstrated an ability to successfully complete pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In order to complete later stage or pivotal trials, we will need to expand our clinical operations, CMC and regulatory capabilities, and we may be unable to recruit and train qualified personnel or sign a contract with a global clinical research organization to conduct the trials on our behalf. Consequently, we may be unable to successfully and efficiently design, execute and complete necessary clinical trials in a way that leads to approval of bel-sar or future product candidates. We may require more time to enroll patients and incur greater costs than our competitors and may not succeed in obtaining global regulatory approvals of product candidates that we develop. Furthermore, we may conduct our first pivotal trial based on an adaptive design, which could increase the time spent on or costs associated with this trial. We are in the process of transferring our intended commercial manufacturing process to our intended external CDMO commercial manufacturing site. During this transfer process, some modifications may be needed to ensure manufacturability and ability to scale-up the process to commercial batch sizes. We intend to perform an analytical comparability assessment between the current clinical process and the intended commercial process, however, if this analytical process comparability assessment is unsuccessful, clinical comparability may be required, which may result in delayed regulatory approval. We do not anticipate a change in formulation. However, failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical-stage biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Bel-sar is a novel biologic for which the intended use in ocular oncology requires delivery to the suprachoroidal space and activation by a laser. For ocular oncology indications, we use Clearside Biomedical’s SCS Microinjector®, or the SCS Microinjector, to deliver bel-sar into the suprachoroidal space. In the United States, we plan to submit a single BLA for the review and approval of this combination of bel-sar with the SCS Microinjector and the laser(s) in our initial target indication of indeterminate lesions and small choroidal melanoma, but subsequent indications and delivery systems may require different or additional applications for marketing authorization. The SCS Microinjector was approved by FDA in October 2021 as a constituent of the drug/device combination product XIPERE®. There may be additional regulatory risks for biologic-device combination products. We may experience delays in obtaining regulatory approval of bel-sar given the increased complexity of the review process when approval of the product and a medical device is sought under a single BLA. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device. Devices are subject to the FDA design control device requirements which comprise among other things, design verification, design validation, and testing to assess performance, cleaning, and robustness. Delays in or failure of the studies conducted by us, or failure of our company, our collaborators, if any, or our third-party providers or suppliers to maintain compliance with regulatory requirements could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in bel-sar reaching the market.

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
▪
reporting of the preliminary results of any of our clinical trials; and
▪
factors we may not be able to control that may limit patients, principal investigators or staff or clinical site availability.

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

Similarly, in the EU, the European Commission grants an orphan designation in respect of a product after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products on a designation application. Orphan designation in the EU is granted to products where (1) such product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than 5 in 10,000 persons in the EU when the application is made; or (ii) without incentives, it is unlikely that the marketing of the product would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition that has been authorized in the EU, or if such a method exists, the product in question would be of significant benefit to those affected by that condition. In the EU, orphan designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor. Generally, if a product with an orphan designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a ten-year period of marketing exclusivity, which precludes the EMA from approving another MA application for the same product and indication for that time period, except in limited circumstances. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan designation or if the product is sufficiently profitable such that market exclusivity is no longer justified. The European Commission introduced a legislative proposal in April 2023 that, if implemented, could reduce the current ten-year marketing exclusivity period in the EU for certain orphan medicines to nine years (or five years for well-established use orphan medicines).

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
▪
production difficulties caused by unforeseen events that may delay the availability of one or more of the necessary raw materials or delay the manufacture of bel-sar or any future product candidates for use in clinical trials or for commercial supply;
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

The rules dealing with the U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made and changes are likely to continue to occur in the future. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow.

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

Significant disruptions of our information technology systems or security incidents could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information including health information), and could result in financial, legal, business and reputational harm to us. If such disruptions were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, as a result of increased hybrid work, a significant number of our employees and partners are working remotely, which increases the risk of a data breach or issues with data and cybersecurity. To the extent that any disruption or security incident results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our future product candidates could be delayed.

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

Based on the beneficial ownership of our common stock as of June 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 54.8% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of June 30, 2023, we have 38,086,606 shares of common stock outstanding. Significant portions of these shares are held by a small number of stockholders, including persons who were our stockholders prior to our IPO. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, certain shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered or intend to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, our directors, executive officers and certain affiliates may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which the Company has credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the COVID-19 pandemic caused significant volatility and uncertainty in the U.S. and international markets. In addition, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that may be initiated by nations including the United States, the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CDMOs and other third parties with which we conduct business. A severe or prolonged economic downturn or political unrest could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

None.

(b) Use of Proceeds from the Initial Public Offering of Common Stock

None.

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

3.2	Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrants’ Annual Report on Form 10-K (File No. 001-40971)).
4.2	Fifth Amended and Restated Investors’ Rights Agreement (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-260156)).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Aura Biosciences, Inc.

Date: August 9, 2023	By:	/s/ Elisabet de los Pinos
Elisabet de los Pinos
President and Chief Executive Officer

Date: August 9, 2023	By:	/s/ Julie Feder
Julie Feder
Chief Financial Officer