Form 10-Q
period 2023-09-30
Aura Biosciences, Inc.
filed 2023-11-09
CIK 1501796

,k

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 38,259,879 shares of common stock, $0.00001 par value per share, outstanding.

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
•
The FDA's agreement to a Special Protocol Assessment with respect to the study design of our Phase 3 clinical trial of bel-sar for the treatment of early-stage choroidal melanoma does not guarantee any particular outcome from regulatory review, including ultimate approval, and may not lead to a successful review or approval process.
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
•
the effects of macroeconomic conditions, including rising interest rates and inflation, on our business operations; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aura Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$55,584	$121,582
Marketable securities	93,472	67,229
Restricted cash and deposits	20	20
Prepaid expenses and other current assets	4,812	7,871
Total current assets	153,888	196,702
Restricted cash and deposits, net of current portion	768	768
Right of use assets - operating lease	19,569	20,671
Other long-term assets	685	423
Property and equipment, net	4,856	5,371
Total Assets	$179,766	$223,935
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,490	2,921
Short-term operating lease liability	3,035	2,963
Accrued expenses and other current liabilities	6,369	4,573
Total current liabilities	10,894	10,457
Long-term operating lease liability	17,154	17,895
Total Liabilities	28,048	28,352
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.00001 par value, 150,000,000 authorized at September 30, 2023 and December 31, 2022, and 38,216,717 and 37,771,918 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	417,029	406,555
Accumulated deficit	(265,177)	(210,900)
Accumulated other comprehensive loss	(134)	(72)
Total Stockholders’ Equity	151,718	195,583
Total Liabilities and Stockholders’ Equity	$179,766	$223,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Expenses:
Research and development	$15,428	$11,293	$44,952	$29,079
General and administrative	5,060	$4,762	15,256	13,603
Total operating expenses	20,488	16,055	60,208	42,682
Total operating loss	(20,488)	(16,055)	(60,208)	(42,682)
Other income (expense):
Interest income, including amortization and accretion income	1,981	483	5,981	802
Other income (expense)	(5)	(329)	(50)	(324)
Total other income	1,976	154	5,931	478
Net loss	(18,512)	(15,901)	(54,277)	(42,204)
Net loss per common share—basic and diluted	(0.48)	(0.54)	(1.43)	(1.44)
Weighted average common stock outstanding—basic and diluted	38,185,197	29,273,577	37,943,139	29,246,449
Comprehensive loss:
Net loss	$(18,512)	$(15,901)	$(54,277)	$(42,204)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	$89	(19)	(62)	(147)
Total other comprehensive income (loss)	89	(19)	(62)	(147)
Total comprehensive loss	$(18,423)	$(15,920)	$(54,339)	$(42,351)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss Amount	Equity
Balance, December 31, 2022	37,771,918	—	406,555	(210,900)	(72)	195,583
Stock-based compensation expense	—	—	1,913	—	—	1,913
Employee Stock Purchase Plan Issuance	6,635	—	56	—	—	56
Stock option exercises	21,549	—	145	—	—	145
Unrealized gain on marketable securities	—	—	—	—	27	27
Net loss	—	—	—	(17,466)	—	(17,466)
Balance, March 31, 2023	37,800,102	—	408,669	(228,366)	(45)	180,258
Stock-based compensation expense	—	—	1,931	—	—	1,931
Issuance of common stock under ATM facility	169,200	—	2,065	—	—	2,065
Stock option exercises	117,304	—	660	—	—	660
Unrealized loss on marketable securities	—	—	—	—	(178)	(178)
Net loss	—	—	—	(18,299)	—	(18,299)
Balance, June 30, 2023	38,086,606	—	413,325	(246,665)	(223)	166,437
Stock-based compensation expense	—	—	2,325	—	—	2,325
Employee Stock Purchase Plan Issuance	8,276	—	72	—	—	72
Issuance of common stock under ATM facility	92,607	—	1,105	—	—	1,105
Stock option exercises	29,228	—	202	—	—	202
Unrealized gain on marketable securities	—	—	—	—	89	89
Net loss	—	—	—	(18,512)	—	(18,512)
Balance, September 30, 2023	38,216,717	—	417,029	(265,177)	(134)	151,718

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss Amount	Equity
Balance, December 31, 2021	29,211,643	—	304,452	(152,137)	—	152,315
Stock-based compensation expense	—	—	1,594	—	—	1,594
Stock option exercises	5,593	—	17	—	—	17
Unrealized loss on marketable securities	—	—	—	—	(5)	(5)
Net loss	—	—	—	(12,835)	—	(12,835)
Balance, March 31, 2022	29,217,236	—	306,063	(164,972)	(5)	141,086
Stock-based compensation expense	—	—	1,287	—	—	1,287
Stock option exercises	49,612	—	309	—	—	309
Unrealized loss on marketable securities	—	—	—	—	(123)	(123)
Net loss	—	—	—	(13,468)	—	(13,468)
Balance, June 30, 2022	29,266,848	—	307,659	(178,440)	(128)	129,091
Stock-based compensation expense	—	—	1,717	—	—	1,717
Stock option exercises	16,437	—	104	—	—	104
Other	—	—	62	—	—	62
Unrealized loss on marketable securities	—	—	—	—	(19)	(19)
Net loss	—	—	—	(15,901)	—	(15,901)
Balance, September 30, 2022	29,283,285	—	309,542	(194,341)	(147)	115,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(54,277)	$(42,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	971	854
Accretion on marketable securities	(2,853)	(299)
Stock-based compensation expense	6,169	4,598
(Loss) gain on disposal of property and equipment	1	(318)
Non-cash lease expense	1,122	607
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,059	411
Other long-term assets	(262)	—
Accounts payable	(1,497)	(678)
Accrued expenses and other liabilities	1,796	935
Operating lease liabilities	(689)	(494)
Net cash used in operating activities	(46,460)	(36,588)
Cash flows from investing activities:
Purchases of property and equipment	(392)	(736)
Purchase of marketable securities	(88,847)	(71,266)
Proceeds from sale of marketable securities	—	9
Maturities of marketable securities	65,396	21,000
Net cash used in investing activities	(23,843)	(50,993)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,007	430
Proceeds from issuance of common stock under ATM facility, net of issuance costs	3,170	—
Proceeds from ESPP purchase	128	—
Net cash provided by financing activities	4,305	430
Net (decrease) increase in cash, cash equivalents and restricted cash	(65,998)	(87,151)
Cash, cash equivalents and restricted cash at beginning of period	122,370	149,211
Cash, cash equivalents and restricted cash at end of period	$56,372	$62,060
Supplemental disclosure of cash flow information:
Purchases of property and equipment in accounts payable and accrued expenses and other liabilities	$65	$24
Initial measurement of right-of-use assets and lease liabilities	$20	$21,210

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	September 30,
	2023	2022
Cash and cash equivalents, end of period	$55,584	$61,110
Short-term restricted cash, end of period	20	182
Long-term restricted cash, end of period	768	768
Cash, cash equivalents and restricted cash at end of period	$56,372	$62,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Aura Biosciences, Inc. (the “Company” or “Aura”) is a clinical-stage biotechnology company envisioning a new way to treat cancer. Leveraging its novel targeted oncology platform, the Company has the goal to develop a new standard of care across multiple cancer indications. Within these consolidated financial statements, unless the context otherwise requires, references to the Company or Aura refer to Aura Biosciences, Inc. and its subsidiaries on a consolidated basis. The Company’s initial focus is on ocular and urologic oncology where the disease is diagnosed early and there is a high unmet medical need for targeted local therapies. The Company’s proprietary platform is designed to enable the targeting of a broad range of solid tumors using Virus-Like Particles, or VLPs, that can be conjugated with drugs or loaded with nucleic acids to create Virus-Like Drug Conjugates, or VDCs. The Company’s VDCs are largely agnostic to tumor type and can recognize a subset of modified tumor associated glycosaminoglycans that are part of the heparan sulphate chain of HSPGs expressed on the cell surface of many tumor cells and in the tumor microenvironment. Bel-sar, the Company’s first VDC candidate, is being developed for the first-line treatment of early-stage choroidal melanoma, a rare disease with no drugs approved where the standard of care leaves many patients with blindness. The Company is also developing bel-sar for additional ocular oncology indications, including choroidal metastasis, and in non-muscle invasive bladder cancer, or NMIBC. Aura’s headquarters are located in Boston, Massachusetts.

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

Liquidity

Through September 30, 2023, the Company has funded its operations primarily with proceeds from the initial and additional closings of its convertible preferred stock financings, and through its IPO, follow-on offering and at-the-market offering, or ATM. On November 9, 2023, the Company issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million, or the 2023 Follow-On Offering. The Company received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and estimated offering expenses. In addition, the Company has granted the underwriters a 30-day option to purchase up to 1,650,000 additional shares of common stock at a price of $8.46 per share. On December 5, 2022, the Company issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share for aggregate gross proceeds of $92.5 million, or the 2022 Follow-On Offering. The Company received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, the Company filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into the Open Market Sale AgreementSM, or Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. The Company issued 261,807 shares of common stock at an average price of $12.49 for aggregate gross proceeds of $3.3 million during the nine months ended September 30, 2023 under the ATM. In addition, the Company issued 732,189 shares of common stock at an average price of $12.51 for aggregate gross proceeds of $9.2 million as of December 31, 2022 under the ATM. In connection with the 2023 Follow-On Offering, on November 6, 2023, the Company delivered written notice to Jefferies that the Company was suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. As a result, the Company will not make any sales of its securities pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement, or a new registration statement relating to the shares eligible to be sold in the ATM is filed. Other than the termination of the prospectus, the Sales Agreement remains in full force and effect.

The Company has incurred recurring losses and negative operating cash flows from operations since its inception, including net losses of $54.3 million and $42.2 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had cash and cash equivalents and marketable securities of $149.1 million and an accumulated deficit of $265.2 million. The Company expects to continue to generate operating losses for the foreseeable future.

As of the issuance date of these unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023, the Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2023 and 2022 are also unaudited. The unaudited condensed results of operations are not necessarily indicative of the operating results that may occur for the full fiscal year ending December 31, 2023. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission, or the SEC. Management believes that the disclosures provided here are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

3. Fair Value of Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2023 and December 31, 2022 (in thousands):

Description	September 30, 2023	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	55,072	$55,072	$—	$—
Marketable securities:
Commercial paper	33,591	—	33,591	—
Corporate bonds	13,593	—	13,593	—
U.S. Government agencies	42,254	—	42,254	—
Yankee bonds	2,956	—	2,956	—
Asset-backed securities	1,078	—	1,078	—
Total financial assets	$148,544	$55,072	$93,472	$—

Description	December 31, 2022	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$118,582	$118,582	$—	$—
Marketable securities:
Commercial paper	27,476	—	27,476	—
Corporate bonds	18,099	—	18,099	—
U.S. Government agencies	21,654	—	21,654	—
Total financial assets	$185,811	$118,582	$67,229	$—

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Assets under construction	$1,447	$1,805
IT equipment	181	133
Lab equipment	8,027	7,297
	$9,655	$9,235
Less—accumulated depreciation	(4,799)	(3,864)
Property and equipment, net	$4,856	$5,371

Depreciation expense was $0.4 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively. In addition, depreciation expense was $1.0 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid insurance	$323	$2,174
Prepaid research and development expenses	3,923	4,982
Other	566	715
Prepaid expenses and other current assets	$4,812	$7,871

6. Marketable Securities

Marketable securities consist of the following (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$33,622	$—	$(31)	$33,591
Corporate bonds	13,626	—	(33)	$13,593
U.S. Government agencies	42,312	1	(58)	$42,255
Yankee bonds	2,965	—	(9)	$2,956
Asset-backed securities	1,081	—	(4)	$1,077
Total	$93,606	$1	$(135)	$93,472

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$27,476	$—	$—	$27,476
Corporate bonds	18,191	—	(92)	$18,099
U.S. Government agencies	21,635	20	(1)	$21,654
Total	$67,302	$20	$(93)	$67,229

As of September 30, 2023, the unrealized losses on the Company’s investments in commercial paper, corporate bonds, U.S. government agencies securities, Yankee bonds, and asset-backed securities were caused by interest rate increases. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. The Company does not intend to sell the investments and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of September 30, 2023, 34 marketable securities with contractual maturities of one year or less were in an unrealized loss position totaling $0.1 million.

As of September 30, 2023, all marketable securities held by the Company had remaining contractual maturities of one year or less.

There were no impairments of the Company’s assets measured and carried at fair value during the nine months ended September 30, 2023.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued research and development expenses	$2,426	$1,543
Accrued compensation	2,923	2,705
Other	1,020	325
Accrued expenses and other current liabilities	$6,369	$4,573

8. Equity

The Company had 150,000,000 authorized shares of common stock, par value $0.00001 per share, of which 38,216,717 and 37,771,918 shares were issued and outstanding at September 30, 2023 and December 31, 2022, respectively. In addition, the Company had 10,000,000 authorized shares of preferred stock, par value $0.00001 per share, all of which shares of preferred stock will be undesignated. No authorized shares of preferred stock were issued and outstanding at September 30, 2023 and December 31, 2022.

Financings

On December 5, 2022, the Company issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share for aggregate gross proceeds of $92.5 million in the 2022 Follow-On Offering. The Company received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses.

On November 1, 2022, the Company filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into the Sales Agreement with the Sales Agent to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. The Company issued 261,807 shares of common stock at an average price of $12.49 for aggregate gross proceeds of $3.3 million during the nine months ended September 30, 2023 under the ATM. In addition, the Company issued 732,189 shares of common stock at an average price of $12.51 for aggregate gross proceeds of $9.2 million as of December 31, 2022 under the ATM.

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

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan, or the ESPP, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. A total of 335,217 shares of common stock were initially reserved for issuance under this plan, which increased on January 1, 2022 and will continue to increase each January 1 thereafter through January 1, 2031, by the least of (i) 335,217 shares of common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the ESPP. On January 1, 2023, the shares reserved for issuance was increased to 962,550 shares. The purchase price of the shares under the ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of September 30, 2023, 947,639 shares were available to be issued under the ESPP. The Company recognized $0.10 million share-based compensation expense related to the ESPP for the nine months ended September 30, 2023. The Company recognized $0.02 million share-based compensation expense related to the ESPP for the three months ended September 30, 2023.

Stock Options

With the transfer of the available options from the 2018 Plan to the 2021 Plan, there were 3,981,056 options and restricted stock units available for grant under the 2021 Plan at September 30, 2023.

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

The following table summarizes stock option activity under the 2018 Plan and 2021 Plan for the nine months ended September 30, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	4,303,336	$8.06	7.92	$16,204
Granted	1,191,475	10.60
Exercised	(168,081)	5.99
Cancelled/Forfeited	(594,140)	11.21
Outstanding at September 30, 2023	4,732,590	$8.38	7.58	$10,959
Exercisable at September 30, 2023	2,539,392	$6.82	6.66	$8,777

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2023 and 2022 was $7.81 and $11.09 per share, respectively. The fair value of options vested during the nine months ended September 30, 2023 and 2022 was $4.8 million and $2.1 million, respectively. The total intrinsic value of options exercised was $1.0 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively.

The fair value of the stock options issued for the three and nine months ended September 30, 2023 and 2022 was measured with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.22%	3.08%	3.68%	2.73%
Expected term (years)	6.08	5.96	6.03	5.92
Expected volatility of the underlying stock	87.35%	79.01%	85.38%	76.76%
Expected dividend rate	—%	—%	—%	—%

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder.

A summary of the restricted stock units activity during the nine months ended September 30, 2023 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	153,950	$14.00
Granted	812,570	10.45
Vested/Released	—	—
Forfeited	(114,471)	11.04
Unvested at September 30, 2023	852,049	$11.02

As a result of the 2021 Equity Incentive Plan, the Company granted restricted stock units which vest in increments of 25% annually over a period of four years. No restricted stock units vested during the nine months ended September 30, 2023.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,090	$619	$2,565	$1,639
General and administrative	1,235	1,093	3,604	2,954
Total	$2,325	$1,712	$6,169	$4,593

As of September 30, 2023, there was $14.3 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.44 years.

As of September 30, 2023, there was $7.8 million of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.04 years.

10. Common Stock Warrants

In February 2015 and May 2015, the Company issued warrants to purchase 1,650,098 and 887,536 shares of Series B convertible preferred stock, respectively, at an exercise price of $1.24235 per share (the “Series B Warrants”). Each Series B Warrant was immediately exercisable and expires ten years from the original date of issuance. Pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity, the Series B Warrants were classified as a liability and were re-measured to fair value at each balance sheet date. A total of 173,827 of the Series B Warrants were outstanding and were converted into warrants to purchase 12,686 shares of common stock with an exercise price of $17.03 upon the completion of the IPO in November 2021. As a result, the 12,686 common stock warrants were converted into equity instruments and remain outstanding as of September 30, 2023.

11. Compensation

In January 2012, the Company adopted the Aura Biosciences 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 100% of the first 6% of employee contributions. The Company made matching contributions in the amount of $0.2 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. The Company made matching contributions in the amount of $0.6 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively.

12. Commitments and Contingencies

Lease Commitments

The Company has historically entered into lease arrangements for its facilities. The Company has one operating lease for its office and laboratory facility with required future minimum payments as of September 30, 2023 and one operating lease that was terminated in August 2022.

On May 16, 2022, the Company entered into an office and laboratory lease in Boston, MA with an initial 10-year term and one renewal option to extend the lease for an additional seven years. The lease commenced on August 1, 2022, and estimated payments due under the initial term total $35.2 million. The lease requires a letter of credit totaling $0.8 million which is classified as long-term restricted cash and deposits on the consolidated balance sheet. The landlord will reimburse the Company up to $0.5 million for certain costs related to expansion of the laboratory space. As of September 30, 2023, the Company has incurred $0.1 million of expenses related to the expansion, and has been reimbursed for $0.1 million of these expenses.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s leases for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease Cost
Operating lease costs	880	692	2,641	1,001
Variable lease costs	221	566	664	903
Short-term lease costs	2	2	6	6
Total lease costs	$1,103	$1,260	$3,311	$1,910

Cash paid for amounts included in the measurement of lease liabilities—operating leases	$2,209	$922
Weighted-average remaining lease term—operating leases (years)	8.84	9.84
Weighted-average discount rate—operating leases	10.71%	10.71%

The following table reconciles the future minimum commitments to the Company’s operating lease liabilities at September 30, 2023 (in thousands):

Operating lease payments as of September 30, 2023
2023	$793
2024	3,210
2025	3,306
2026	3,405
2027	3,507
Thereafter	17,434
Total lease payments	31,655
Less: interest	(11,466)
Total lease liabilities at September 30, 2023	20,189
Less: current portion of lease liabilities	3,035
Lease liabilities, net of current portion	$17,154

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

The Company recognized no expenses related to this agreement and related amendments for the nine months ended September 30, 2023 and 2022, respectively.

LI-COR Non-Exclusive License and Supply Agreement

In December 2014, the Company entered into a Non-Exclusive License Agreement with LI-COR for the supply of IRDye 700DX to the Company for the treatment and diagnosis of non-ocular solid tumor cancers in humans. Under the 2014 Non-Exclusive, the Company paid a license issue fee of $0.03 million on the effective date. The Company must also pay LI-COR a non-refundable, non-creditable fee of $0.03 million per each licensed product upon pre-IND designation, as defined of such licensed product, aggregate milestone payments of up to $0.3 million upon certain regulatory and development milestones; and during the term, the Company must pay LI-COR a low-single digit percentage royalty on net sales. LI-COR receives 10% of all sublicensee income within 30 days of the Company’s receipt from the sublicensee. The 2014 Non-Exclusive Agreement also required the Company to make certain payments upon the achievement of specified development and commercial milestones of up to $0.4 million in aggregate. During the nine months ended September 30, 2023 and 2022, the Company recognized no milestones related to this agreement.

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

In January 2022, the Company entered into the First Amendment to the non-exclusive, perpetual license agreement with Life Technologies for use of the license in an additional indication. The cost of this amendment was a one-time fee of $0.05 million. During the nine months ended September 30, 2023 and 2022, the Company recognized $0.1 million and $0.1 million of expenses related to this agreement, respectively.

Effective in September 2022, the Company entered into a new non-exclusive, perpetual license agreement with Life Technologies for licensed products. Under this agreement, the Company is required to pay an initial license fee of $0.4 million for the first licensed product and $0.5 million for each additional licensed product. In addition, the agreement allows the Company the right to sublicense which would lead to a $0.2 million payment for each sublicense per licensed product and a $0.03 million payment for use of the cell line document package. In the event of a change of control, there will be a change of control fee of $0.5 million. During the nine months ended September 30, 2023, and 2022, the Company recognized $0 million and $0.4 million of expenses related to this agreement.

National Institute of Health (NIH)-Collaboration Research and Development Agreement

In July 2011, the Company entered into a Collaboration Research and Development Agreement (CRADA), with Dr. John Schiller at the NIH, for a period of two years with the rights to an exclusive license to all technology generated within the collaboration. Under this agreement, the Company is required to make annual payments of $0.03 million to fund the research activities, the first payment of which was paid within 30 days of the effective date. Subsequent payments are due within 30 days of the anniversary of the effective date. This agreement was first amended in 2012, 2013, 2014, 2015, 2016, 2018 and most recently in September of 2020. During the nine months ended September 30, 2023 and 2022, the Company paid no research collaboration fees related to this agreement.

A seventh amendment was made in October 2020, requiring payment of $0.04 million within 30 days of October 1, 2020, and another $0.03 million within 30 days of the 10th anniversary of the CRADA, which was paid in July 2021. This seventh amendment extended the term of the CRADA to September 30, 2022. The Company recognized no milestones related to this agreement and related amendments for the nine months ended September 30, 2023 and 2022.

An eighth amendment was effective in September 2022, requiring payment of $0.04 million within 30 days of November 1, 2022, and payment of another $0.03 million within 30 days of the 12th anniversary of the CRADA, which will be in August 2023. This eighth amendment extended the term of the CRADA to September 30, 2024. During the nine months ended September 30, 2023 and 2022, the Company recognized $0.1 million and $0.04 million of expenses related to this agreement.

National Institute of Health (NIH)-Exclusive Patent License Agreement

In September 2013, the Company entered into an exclusive patent license agreement, or the NIH Exclusive License Agreement, with the NIH, that required the Company to pay a license issue royalty of $0.1 million and reimburse the NIH for any patent expenses incurred. Under the agreement, the Company is required to make low single-digit percentage royalty payments based on specified levels of annual net sales of licensed products subject to certain specified reductions. The Company is required to make development and regulatory milestone payments of up to $0.7 million in aggregate and sales milestone payments up to $0.6 million in the aggregate. The Company is also required to pay NIH a mid-single to low teen-digit percentage of any sublicensing revenue the Company receives. Additionally, the Company’s payment obligations to the NIH are subject to an annual minimum royalty payment of low five figures. The Company recognized no patent licensing fees for the nine months ended September 30, 2023 and 2022, respectively.

In 2015, 2018 and 2019, the Company amended its exclusive patent license to include updates on the status of the commercial development and update/expand the list of licensed patents and patent applications. Each of those amendments required a $0.03 million payment that the Company paid.

Inserm-Transfert License Agreement

In November 2009, the Company entered into an exclusive, royalty-bearing patent license agreement with Inserm-Transfert of France. The agreement expires on a country by country basis based on the last to expire any patent encompassed within the scope of the patent rights or 10 years from the date of the first commercial sales by the Company, whichever is later. The IND filing milestone of €0.01 million was accrued in 2016 and paid in 2017 by the Company. The milestones for the successful Phase I, II and III clinical trials are based on receiving a final report and achieving the primary endpoints defined in that trial, and those milestones have not been achieved as of September 30, 2023. Upon the sublicense by the Company of a product for which royalties are payable under the agreement, low- to mid-single-digit royalty payments would be due by the Company. The non-milestone payments in this agreement are subject to an anti-stacking clause. The Company did not incur any expense in the nine months ended September 30, 2023 and 2022.

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

The Company recognized $0.4 million and $0 million in expense related to this agreement and related amendments for the nine months ended September 30, 2023 and 2022.

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

The Company has calculated basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022 as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(18,512)	$(15,901)	$(54,277)	$(42,204)
Denominator:
Weighted-average common stock outstanding—basic and diluted	38,185,197	29,273,577	37,943,139	29,246,449
Net loss per common share—basic and diluted	$(0.48)	$(0.54)	$(1.43)	$(1.44)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been antidilutive:

	Nine Months Ended September 30,
	2023	2022
Stock options to purchase common stock	4,732,590	4,255,893
Restricted stock units that vest into common stock	852,049	205,728
Warrants to purchase common stock	12,686	12,686
Total potential dilutive shares	5,597,325	4,474,307

14. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2023 as the Company incurred losses for the nine months ended September 30, 2023, and is forecasting additional losses through the remainder of fiscal year ending December 31, 2023, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2023. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of September 30, 2023, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

15. Subsequent Events

Subsequent events have been evaluated through the date of filing of the unaudited condensed consolidated financial statements. The Company has identified the following subsequent events that require disclosure:

2023 Following-On Offering

On November 9, 2023, the Company issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million in the 2023 Follow-On Offering. The Company received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and estimated offering expenses. In addition, the Company has granted the underwriters a 30-day option to purchase up to 1,650,000 additional shares of common stock at a price of $8.46 per share.

Suspension and Termination of ATM Prospectus Supplement

In connection with the 2023 Follow-On Offering, on November 6, 2023, the Company delivered written notice to Jefferies that the Company was suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. As a result, the Company will not make any sales of its securities pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement, or a new registration statement relating to the shares eligible to be sold in the ATM is filed. Other than the termination of the prospectus, the Sales Agreement remains in full force and effect.

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

Bel-sar, our first VDC candidate, is being developed for the first-line treatment of early-stage choroidal melanoma, a rare disease with no drugs approved where the standard of care leaves many patients with blindness. We have received orphan drug designation for the treatment of uveal melanoma from the U.S Food and Drug Administration, or the FDA, and the European Medicines Agency, or EMA, and fast track designation from the FDA for the treatment of choroidal melanoma. We have completed a Phase 1b/2 trial using intravitreal administration that has demonstrated clinical proof of concept, assessed using endpoints in alignment with the feedback from the FDA. We are currently evaluating suprachoroidal, or SC, administration of bel-sar in a Phase 2 trial. Enrollment is complete in the Phase 2 trial, and data was presented on November 6, 2023, at the American Academy of Ophthalmology. The results, with 90% of patients at twelve months of follow-up who received three cycles of therapy in Cohorts 5 and 6, and who match the criteria for the global Phase 3 trial, showed a tumor control rate of 80% (8/10) and the visual acuity preservation rate was 90% (9/10) with the majority of patients being at high-risk for vision loss with tumors close to the fovea or optic disk. For the 80% of patients that responded, data showed a statistically significant reduction in tumor growth rate (-0.382 mm/yr, p = <0.0001) compared to each patient’s documented growth rate at study entry. The overall tolerability profile of bel-sar was favorable, with no dose-limiting toxicities, treatment-related serious adverse events or significant adverse events reported as of August 3, 2023.

We received written agreement from the FDA under a Special Protocol Assessment for the design and planned analysis of the Global Phase 3 CoMpass trial indicating concurrence by the FDA with the adequacy of the study, if successful, to address the objectives necessary to support our planned biologics license application submission. The Phase 3 trial is designed as a superiority trial comparing bel-sar versus sham. The trial is a global, multi-center, masked study, and it is intended to enroll approximately 100 patients randomized 2:1:2 to receive high dose regimen of bel-sar with SC administration, low dose regimen of bel-sar with SC administration, or a sham control. The primary endpoint is time to tumor progression, and the first key secondary endpoint is a composite time to event analysis that will compare the tumor control and visual acuity of the bel-sar high dose regimen to sham when the last patient completes their 15 months of follow up. The trial is powered at greater than 90%.

We are currently conducting start up activities for the global Phase 3 trial with the goal to dose our first patient in Q4 2023. We are also developing bel-sar for additional ocular oncology indications and have an open IND in the United States for choroidal metastasis, supporting the potential of bel-sar to provide a novel treatment option that preserves vision for these patients. Choroidal metastasis is a high unmet medical need and the most common intraocular malignancy that is caused by multiple primary cancers in the body that metastasize to the eye (e.g., breast and lung cancer). These patients are treated by the same ocular oncologists that treat choroidal melanoma and there are no drugs approved that can treat the lesion in the eye and preserve vision. We received fast track designation from the FDA’s Division of Oncology, and we are on track to initiate the Phase 2 trial in 2024, with initial data by year-end 2024.

In addition to our ocular oncology franchise, we are leveraging our targeted oncology platform to develop bel-sar in the field of urologic oncology with an initial indication for the treatment of non-muscle invasive bladder cancer, or NMIBC, and muscle invasive bladder cancer, or MIBC. We received Fast Track Designation from the FDA for bel-sar for the treatment of NMIBC in June 2022. The ongoing Phase 1 multi-center, open-label clinical trial is expected to enroll approximately 19 adult patients. The trial is designed to assess the safety and tolerability of bel-sar as a single agent. The trial will provide histopathological evaluation after the local treatment to assess bel-sar’s biological activity. The trial has completed enrollment of the cohort that received bel-sar injection without light activation. Protocol mandated safety review found no safety issues and the study has proceeded to the bel-sar injection plus light activation cohorts. Preliminary data from the first patient in the light activated cohort of the trial, utilizing a single dose of bel-sar with light activation, demonstrated a clinical complete response demonstrated by absence of cancer cells on histopathology with evidence of extensive necrosis and immune activation.

We were incorporated as a Delaware corporation in 2009 and, as of August 1, 2022, our headquarters are located in Boston, Massachusetts. Since our inception, we have focused our efforts on identifying and developing potential product candidates, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, conducting discovery, research and development activities and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue to date. We have funded our operations primarily through the sale of convertible preferred stock, common stock, and warrants. From inception through September 30, 2023, we have raised an aggregate of approximately $324.9 million of gross proceeds primarily from private placements of our equity and convertible preferred stock as well as through the issuance of our common stock. On November 9, 2023, we issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million, or the 2023 Follow-On Offering. We received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and estimated offering expenses. In addition, we have granted the underwriters a 30-day option to purchase up to 1,650,000 additional shares of common stock at a price of $8.46 per share. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share, for aggregate gross proceeds of $92.5 million, or the 2022 Follow-On Offering. We received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of its common stock from time to time in “at-the-market” offerings, or the ATM, under the 2022 Shelf and subject to the limitations thereof. We issued 261,807 shares of common stock at an average price of $12.49 for aggregate gross proceeds of $3.3 million during the nine months ended September 30, 2023 under the ATM. In addition, we issued 732,189 shares of common stock at an average price of $12.51 for aggregate gross proceeds of $9.2 million as of December 31, 2022 under the ATM. In connection with the 2023 Follow-On Offering, on November 6, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. As a result, we will not make any sales of our securities pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement, or a new registration statement relating to the shares eligible to be sold in the ATM is filed. Other than the termination of the prospectus, the Sales Agreement remains in full force and effect.

We have incurred significant operating losses in every year since our inception in 2009 and have not generated any revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $54.3 million and $42.2 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $265.2 million. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of September 30, 2023, we had cash and cash equivalents and marketable securities of $149.1 million. We believe that our existing cash and cash equivalents and marketable securities and $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and estimated offering expenses, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources” below.

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$15,428	$11,293	$4,135
General and administrative	5,060	4,762	298
Total operating expenses	20,488	16,055	4,433
Loss from operations	(20,488)	(16,055)	(4,433)
Other income (expense):
Interest income, including amortization of discount	1,981	483	1,498
Other income (expense):	(5)	(329)	324
Total other income (expense)	1,976	154	1,822
Net loss	$(18,512)	$(15,901)	$(2,611)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Preclinical	$271	$833	$(562)
Clinical trials	5,553	810	4,743
Manufacturing development	2,968	2,228	740
Personnel/overhead expenses	6,636	7,422	(786)
Total research and development expenses	$15,428	$11,293	$4,135

Research and development expenses increased to $15.4 million for the three months ended September 30, 2023 from $11.3 million for the three months ended September 30, 2022, primarily due to ongoing clinical costs associated with the progression of our Phase 2 study and CRO costs associated with the start of our Phase 3 global trial, and manufacturing and development costs for bel-sar.

General and Administrative Expenses

General and administrative expenses increased to $5.1 million for the three months ended September 30, 2023 from $4.8 million for the three months ended September 30, 2022, primarily driven by personnel expenses, as well as increases in general corporate expenses related to growth of the Company.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$44,952	$29,079	$15,873
General and administrative	15,256	13,603	1,653
Total operating expenses	60,208	42,682	17,526
Loss from operations	(60,208)	(42,682)	(17,526)
Other income (expense):
Interest income, including amortization of discount	5,981	802	5,179
Other income (expense):	(50)	(324)	274
Total other income (expense)	5,931	478	5,453
Net loss	$(54,277)	$(42,204)	$(12,073)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Preclinical	$767	$1,610	$(843)
Clinical trials	15,298	3,121	12,177
Manufacturing development	10,842	6,432	4,410
Personnel/overhead expenses	18,045	17,916	129
Total research and development expenses	$44,952	$29,079	$15,873

Research and development expenses increased to $45.0 million for the nine months ended September 30, 2023 from $29.1 million for the nine months ended September 30, 2022, primarily due to ongoing clinical costs associated with the progression of our Phase 2 study and CRO costs associated with the start of our Phase 3 global trial, and manufacturing and development costs for bel-sar.

General and Administrative Expenses

General and administrative expenses increased to $15.3 million for the nine months ended September 30, 2023 from $13.6 million for the nine months ended September 30, 2022, primarily driven by personnel expenses, as well as increases in general corporate expenses related to growth of the Company.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of convertible preferred stock, and common stock. Through September 30, 2023, we have raised an aggregate of approximately $324.9 million of gross proceeds primarily from private placements of our equity and convertible preferred stock and warrants, as well as through the issuance of our common stock. On November 9, 2023, we issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million in the 2023 Follow-On Offering. We received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and estimated offering expenses. In addition, we have granted the underwriters a 30-day option to purchase up to 1,650,000 additional shares of common stock at a price of $8.46 per share. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share for aggregate gross proceeds of $92.5 million in the 2022 Follow-On Offering. We received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into the Sales Agreement with the Sales Agent to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. We issued 261,807 shares of common stock at an average price of $12.49 for aggregate gross proceeds of $3.3 million during the nine months ended September 30, 2023 under the ATM. In addition, we issued 732,189 shares of common stock at an average price of $12.51 for aggregate gross proceeds of $9.2 million as of December 31, 2022 under the ATM. In connection with the 2023 Follow-On Offering, on November 6, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. As a result, we will not make any sales of our securities pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement, or a new registration statement relating to the shares eligible to be sold in the ATM is filed. Other than the termination of the prospectus, the Sales Agreement remains in full force and effect.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(46,460)	$(36,588)
Net cash used in investing activities	(23,843)	(50,993)
Net cash provided by financing activities	4,305	430
Net decrease in cash, cash equivalents, and restricted cash	$(65,998)	$(87,151)

Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities was $46.5 million primarily due to our net loss of $54.3 million and a decrease in accounts payable related to timing of vendor invoicing and payments, partially offset by an increase in stock compensation expense and a decrease in prepaid expenses related to CRO costs incurred for the year associated with the start of our Phase 3 global trial.

During the nine months ended September 30, 2022, net cash used in operating activities was $36.6 million, primarily due to our net loss of $42.2 million and decrease in accounts payable related to the timing of vendor invoicing and payments, partially offset by increases in stock compensation expense and accrued expenses and other liabilities related to personnel expenses and clinical trials.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2023 was $23.8 million primarily due to purchases of marketable securities and property and equipment, partially offset by maturities of marketable securities.

Net cash used in investing activities during the nine months ended September 30, 2022 was $51.0 million primarily due to purchases of marketable securities and property and equipment, partially offset by maturities of marketable securities.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $4.3 million from proceeds from stock options exercises, and issuance of common stock under the ATM and the ESPP plan.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. As of September 30, 2023, we had cash and cash equivalents and marketable securities of $149.1 million. Based on our research and development plans, we believe that our existing cash and cash equivalents and marketable securities and $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and estimated offering expenses, will be sufficient to fund our operations into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

If we raise funds through strategic collaboration, licensing or other arrangements, we may relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Material Cash Requirements

The following table summarizes our contractual obligations and commitments as of September 30, 2023.

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	$31,655	$3,185	6,662	7,068	14,740
Total	$31,655	$3,185	$6,662	$7,068	$14,740

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies from those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

Recent Accounting Pronouncements

We assessed the recent accounting pronouncements for the nine months ended September 30, 2023 and determined no pronouncements have material impact to the condensed consolidated financial statements.

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

If we are a smaller reporting company at the time we cease to be an Emerging Growth Company, or EGC, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we will not be required to obtain a separate attestation of internal control over financial reporting (ICFR) from an outside auditor.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2023, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Our net losses were $54.3 million and $42.2 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $265.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly as we continue clinical development for bel-sar and continue to discover and develop additional product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have no products approved for commercial sale and, therefore, have never generated any revenue from product sales, and we do not expect to in the foreseeable future. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities and $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and estimated offering expenses, will be sufficient to fund our operating expenses and capital expenditures into the second half of 2026. Advancing the development of bel-sar and other research programs will require a significant amount of capital. Our existing cash and cash equivalents will not be sufficient to fund bel-sar through regulatory approval, and we anticipate needing to raise additional capital to complete the development of and commercialize bel-sar. Our estimate as to how long we expect our existing cash and cash equivalents to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We rely on our team’s expertise in drug discovery, translational research and patient-driven precision medicine to develop our product candidates. Our business depends significantly on the success of this engine and the development and commercialization of the product candidates that we discover with this engine. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales in the near term, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

▪
successful and timely completion of preclinical and clinical development of bel-sar in indeterminate lesions and primary choroidal melanoma and additional oncology indications, including but not limited to bladder cancer, other research programs from our VDC technology platform, and any other future programs;
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

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA, the EMA, or other regulatory agencies to market bel-sar or any future product candidate. Carrying out later-stage clinical trials is a complicated process. Our operations to date have been limited to financing and staffing our company, developing our technology and conducting preclinical research and Phase 1 and Phase 2 clinical trials for our product candidates, primarily related to our bel-sar program in indeterminate lesions and primary choroidal melanoma. We have not yet demonstrated an ability to successfully complete pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In order to complete later stage or pivotal trials, we are expanding our clinical operations, CMC and regulatory capabilities, and we may be unable to recruit and train qualified personnel or sign a contract with a global clinical research organization to conduct the trials on our behalf. Consequently, we may be unable to successfully and efficiently design, execute and complete necessary clinical trials in a way that leads to approval of bel-sar or future product candidates. We may require more time to enroll patients and incur greater costs than our competitors and may not succeed in obtaining global regulatory approvals of product candidates that we develop. Furthermore, we may conduct our first pivotal trial based on an adaptive design, which could increase the time spent on or costs associated with this trial. We are in the process of transferring our intended commercial manufacturing process to our intended external CDMO commercial manufacturing site. During this transfer process, some modifications may be needed to ensure manufacturability and ability to scale-up the process to commercial batch sizes. We intend to perform an analytical comparability assessment between the current clinical process and the intended commercial process, however, if this analytical process comparability assessment is unsuccessful, clinical comparability may be required, which may result in delayed regulatory approval. We do not anticipate a change in formulation. However, failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical-stage biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

We are conducting a clinical trial outside the United States, and we may in the future conduct additional clinical trials for current or future product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We are currently conducting a clinical trial at sites in Ireland, the UK, Brazil, Canada, Australia, Austria, Italy, Greece, South Korea, Israel, Germany, France, Spain, Denmark, Sweden, Belgium, and the Czech Republic, and may in the future choose to conduct one or more additional clinical trials outside the United States, including in Europe. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and the U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practices, or GCP, regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expenses. Additionally, our product candidates, if approved, could be subject to post-marketing commitments/requirements, marketing and labeling restrictions, and even recall or market withdrawal if unanticipated safety issues are discovered following approval. In addition, we may be subject to penalties or other enforcement action if we fail to comply with regulatory requirements.

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

The FDA’s agreement to a Special Protocol Assessment with respect to the study design of our Phase 3 clinical trial of bel-sar for the treatment of early-stage choroidal melanoma does not guarantee any particular outcome from regulatory review, including ultimate approval, and may not lead to a successful review or approval process.

We have obtained agreement from the FDA on the design and planned analysis of our Phase 3 clinical trial of bel-sar for the treatment of early-stage choroidal melanoma through a Special Protocol Assessment (SPA). A SPA agreement documents FDA’s agreement that the design and planned analysis of a study can adequately address objectives in support of a regulatory submission. However, final determinations for marketing application approval are made after complete review of a marketing application and are based on the entire data in the application.

The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs and biologics by allowing the FDA to evaluate the proposed design and size of certain clinical or animal studies, including clinical trials that are intended to form the primary basis for determining a product candidate’s efficacy. The FDA ultimately assesses whether specific elements of the protocol design of the trial, such as entry criteria, dose selection, endpoints and/or planned analyses, are acceptable to support a regulatory submission.

Although the FDA may agree to an SPA, an SPA agreement does not guarantee approval of a product. Even if the FDA agrees to the design, execution, and analysis proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement in certain circumstances. In particular, an SPA agreement is not binding on the FDA if public health concerns emerge that were unrecognized at the time of the SPA agreement, other new scientific concerns regarding product safety or efficacy arise, the sponsor company fails to comply with the agreed upon trial protocols, or the relevant data, assumptions or information provided by the sponsor in a request for the SPA change or are found to be false or omit relevant facts.

In addition, even after an SPA agreement is finalized, the SPA agreement may be modified, and such modification will be deemed binding by the FDA review division, except under the circumstances described above, if the FDA and the sponsor agree in writing to modify the protocol. Generally, such modification is intended to improve the study. The FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.

Moreover, if the FDA revokes or alters its agreement under the SPA, or interprets the data collected from the clinical trial differently than we do, the FDA may not deem the data sufficient to support an application for regulatory approval of bel-sar for the treatment of indeterminate lesions and choroidal melanoma.

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

The CCPA became effective on January 1, 2020, and gives California residents expanded rights to access and delete their personal data, opt out of certain personal data sharing and receive detailed information about how their personal data is used. The CCPA requires covered businesses to provide new disclosures to California residents. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for clinical trial data and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential liability. The CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020, or CPRA, became operative. The amendments introduced by the CPRA expanded the scope of the CCPA in a number of ways, including by providing California residents the ability to limit use of certain sensitive information, establishing restrictions on the retention of personal data, expanding the types of data breaches subject to the CCPA’s private right of action and establishing a new California Privacy Protection Agency to implement and enforce the new law.

Comprehensive consumer privacy laws have been passed in twelve other states and a number of other states have proposed new privacy law. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition, laws in all 50 U.S. states require businesses to provide notice to individuals if certain of their personal information has been disclosed as a result of a qualifying data breach. There are also states that are specifically regulating health information. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal data. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

Foreign data protection laws, such as, without limitation, the EU GDPR (General Data Protection Regulation), the EU member state implementing legislation, and the UK GDPR, may also apply to health-related and other personal data that we process, including, without limitation, personal data relating to clinical trial participants. The GDPR imposes strict obligations on the ability to process health-related and other personal data, including in relation to security (which requires the adoption of administrative, physical and technical safeguards designed to protect such information), collection, use and transfer or personal data. These obligations include, without limitation, several requirements relating to transparency related to communications with data subjects regarding the processing of their personal data, obtaining the consent of the individuals to whom the personal data relates in certain circumstances, limitations on the retention of personal data, increased requirements pertaining to health data, establishing a legal basis for processing, notification of data processing obligations or security incidents to the competent national data protection authorities and/or data subjects, the security and confidentiality of the personal data, various rights that data subjects may exercise with respect to their personal data, and strict rules and restrictions on the international transfer of personal data.

The GDPR imposes strict rules on the transfer of personal data out of the EEA and UK to other regions outside the EEA/UK, or third countries, that have not been deemed to offer “adequate” privacy protections by the competent data protection authorities, including the United States in certain circumstances, unless a derogation exists or adequate international transfer safeguards (for example, the European Commission approved Standard Contractual Clauses, or the EU SCCs, and the UK International Data Transfer Agreement/Addendum, or the UK IDTA) are put in place. Where relying on the EU SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments on the transfers made pursuant to the EU SCCs and UK IDTA, on a case-by-case basis, to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as provided in the EEA and UK, and may be required to adopt supplementary measures if this standard is not met. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA and UK personal data is located and which service providers we can utilize for the processing of EEA and UK personal data. Any inability to process or transfer personal data from the EEA to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position.

Although the UK is regarded as one of the third countries under the EU GDPR, the European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EEA member states to the UK without additional safeguards. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. Further, the UK Government has introduced a Data Protection and Digital Information Bill, or the UK Bill, into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK adequacy decision from the European Commission. In addition, EEA Member States have adopted national laws to implement the GDPR that may partially deviate from the GDPR. Further, the competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country and therefore we do not expect to operate in a uniform legal landscape in the EEA. The potential of the respective provisions and enforcement of the EU GDPR and UK GDPR further diverging in the future creates additional regulatory challenges and uncertainties for us. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.

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

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. In addition, our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

Based on the beneficial ownership of our common stock as of September 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 54.8% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of September 30, 2023, we have 38,216,717 shares of common stock outstanding. Significant portions of these shares are held by a small number of stockholders, including persons who were our stockholders prior to our IPO. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, certain shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered or intend to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, our directors, executive officers and certain affiliates may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the COVID-19 pandemic caused significant volatility and uncertainty in the U.S. and international markets. In addition, the current military conflict between Russia and Ukraine and the armed conflict in Israel and the Gaza Strip could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that may be initiated by nations including the United States, the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CDMOs and other third parties with which we conduct business. A severe or prolonged economic downturn or political unrest could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We will remain an “emerging growth company” until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a “large accelerated filer,” which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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
▪
acts of war or periods of widespread civil unrest, including the increasingly volatile global economic conditions resulting from the Russia-Ukraine conflict and Israel-Hamas conflict; and
▪
general economic, industry, and market conditions, including inflationary pressures.

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

Global economic uncertainty and unfavorable global economic conditions caused by political instability, changes in trade agreements and conflicts, such as the Russia-Ukraine and Israel-Hamas conflicts, could adversely affect our business, financial condition, results of operations or prospects.

Our business, financial condition, results of operations or prospects could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, increased inflation, economic uncertainties in various global markets caused by political instability and conflict, such as the Russia-Ukraine and Israel-Hamas conflicts, or additional global financial crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from the Initial Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 2, 2023, we previously announced the resignation of our former Chief Medical Officer, Cadmus Rich, M.D., effective as of October 16, 2023, at which time he transitioned into the role of Senior Clinical Advisor until November 7, 2023, or the Departure Date. In connection with Dr. Rich’s resignation, on November 6, 2023, we and Dr. Rich entered into a Transition and Release Agreement, or the Transition Agreement, which became effective on November 7, 2023 and will supersede the Transition Agreement previously entered into on September 26, 2023. The Transition Agreement provides that Dr. Rich will receive continued salary through the Departure Date subject to Dr. Rich’s performance of certain Transition Services (as defined in the Transition Agreement). Subject to entering into a release of claims in favor of the Company, Dr. Rich will be entitled to receive (i) severance pay equal to continuation of his annual base salary for nine months and (ii) subject to Dr. Rich’s timely election to continue COBRA health coverage and copayment of premium amounts at the applicable active employees’ rate, a monthly cash payment equal to the amount that we would have paid to provide health insurance to Dr. Rich until the earlier of nine months, eligibility for medical care coverage through other employment or termination of eligibility under COBRA. Any continued vesting relating to Dr. Rich’s existing equity awards would be subject, upon the Departure Date, to his entry into a consulting agreement. The Transition Agreement also includes customary confidentiality and non-disparagement provisions.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Tenth Amended and Restated Certificate of Incorporation of Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrants’ Annual Report on Form 10-K (File No. 001-40971)).

3.2	Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrants’ Annual Report on Form 10-K (File No. 001-40971)).
4.1	Fifth Amended and Restated Investors’ Rights Agreement (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-260156)).
10.1*†	Employment Offer Letter, dated August 9, 2023, by and between Jill Hopkins and the Registrant.
10.2*†	Transition and Release Agreement, dated September 28, 2023, by and between Cadmus Rich and the Registrant.
10.3*†	Consulting Agreement, dated September 28, 2023, by and between Cadmus Rich and the Registrant.
10.4*†(1)	Transition and Release Agreement, dated November 6, 2023, by and between Cadmus Rich and the Registrant.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Indicates a management contract or any compensatory plan, contract or arrangement.

# These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1) Schedules and exhibits have been omitted from this filing pursuant to Item 601(b)(10) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aura Biosciences, Inc.

Date: November 9, 2023	By:	/s/ Elisabet de los Pinos
Elisabet de los Pinos
President and Chief Executive Officer

Date: November 9, 2023	By:	/s/ Julie Feder
Julie Feder
Chief Financial Officer