Form 10-K
period 2023-12-31
Aura Biosciences, Inc.
filed 2024-03-27
CIK 1501796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant's aggregate market value of its voting common equity held by non-affiliates was $224.6 million based on the closing sale price of $12.35 per share as reported on the Nasdaq Global Market on that date.

The number of shares of Registrant’s Common Stock outstanding as of March 20, 2024 was 49,504,405.

Special Note Regarding Forward-Looking Statements

This Form 10-K, or Annual Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

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
▪
estimates of our future expenses, revenues, capital requirements and our needs for additional financing;
▪
the potential benefits of strategic collaboration agreements, our ability to enter into strategic collaborations or arrangements and our ability to attract collaborators with development, regulatory and commercialization expertise;
▪
future agreements with third parties in connection with the commercialization of product candidates and any other approved product;
▪
the size and growth potential of the markets for our product candidates and our ability to serve those markets;
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
▪
Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve our objectives relating to the discovery, development, and regulatory approval and commercialization of our product candidates.
▪
We are heavily dependent on the success of AU-011, or bel-sar, our only product candidate to date.
▪
If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for bel-sar, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.
▪
We have initiated but not yet completed a pivotal clinical trial nor have we commercialized any pharmaceutical products, which may make it difficult to evaluate our future prospects.
▪
If we fail to develop additional product candidates, or obtain additional indications of our first product candidate our commercial opportunity could be limited.
▪
The U.S Food and Drug Administration’s agreement to a Special Protocol Assessment with respect to the study design of our global Phase 3 trial of bel-sar for the treatment of early-stage choroidal melanoma does not guarantee any particular outcome from regulatory review, including ultimate approval, and may not lead to a successful review or approval process.
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

ii

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company developing precision immunotherapies to treat a range of solid tumors designed to preserve the function of organs afflicted with cancer. Our lead candidate bel-sar is in late-stage clinical development for the treatment of patients with primary choroidal melanoma, and other ocular oncology indications as well as in early-stage clinical development in bladder cancer. There is significant unmet need for novel treatments for patients with choroidal melanoma, given the limitations of the current standard of care, or SoC, and patient reluctance to undergo radiotherapy in the form of either plaque brachytherapy or proton beam therapy, both highly-invasive therapies that result in significant vision loss, and potential blindness. Enucleation, or surgical removal of the affected eye is another treatment option for patients with choroidal melanoma, in which patients lose all vision without the possibility of vision restoration. We are evaluating the safety and efficacy of bel-sar as a potential vision-sparing therapy in our ongoing global Phase 3 CoMpass trial for the first-line treatment of adult patients with early-stage choroidal melanoma. Moreover, we intend to assess the safety and efficacy of bel-sar in treating a range of other solid tumors, including bladder cancer as an alternative to Bacillus Calmette–Guérin, or BCG, therapy. We believe bel-sar, if approved, has the potential to change the current treatment paradigm for patients with ocular cancers and other solid tumors.

Bel-sar has shown clinical benefit and has been generally well-tolerated in clinical trials to date. Interim 12-month results from a Phase 2 trial that evaluated 22 patients in an open label dose escalation study of bel-sar delivered via suprachoroidal, or SC, injection followed by laser light activation was presented at the 2023 American Academy of Ophthalmology. The results demonstrated that patients who received three cycles of bel-sar therapy showed a local complete response with a tumor control rate of 80% (8/10) and a visual acuity preservation rate of 90% (9/10). The majority of patients were at high-risk for vision loss with tumors close to the fovea or optic disk. For 80% of patients that showed a local complete response, data showed a statistically significant reduction in tumor growth rate (-0.382 mm/yr, p = <0.0001) compared to each patient’s documented growth rate at study entry. The overall tolerability profile of bel-sar was favorable, with no dose-limiting toxicities, treatment-related serious adverse events or significant adverse events reported as of August 3, 2023. The interim Phase 2 results demonstrated an improved risk-benefit profile over intravitreal therapy or, IVT, administration and confirmed the SC delivery route of administration for the Phase 3 program. Final Phase 2 data from this study is expected to be presented by the end of 2024.

We are developing a pipeline of virus-like drug conjugates or, VDCs, a novel class of drugs with a dual mechanism of action, that promote cancer cell death by both the delivery of the cytotoxic payload to generate acute necrosis and activation of a secondary immune mediated response. Bel-sar, our lead VDC candidate, consists of an HPV, or human papilloma virus-derived virus-like particle or, VLP, conjugated to hundreds of infrared laser-activated molecules. The VDC is designed in a way that prevents the conjugation from interfering with tumor binding enabling its selectivity to tumor cells but not to normal cells.

Laser activation of bel-sar is designed to result in precise tumor cell killing with minimal damage to surrounding healthy tissues. In the absence of bel-sar activation or binding to the tumor cell membrane, there is no cytotoxic effect. Multiple laser treatments, following a single dose of bel-sar, increase antitumor activity because of the reoxygenation of the tumor and the photostability of bel-sar. Finally, acute necrosis triggers immunogenic cell death leading to the generation of an adaptive, long-term antitumor immune response. The tumor targeting specificity of VDCs is driven by the selective binding of the VLPs to a subset of modified tumor associated glycosaminoglycans, or GAGs, that are part of the heparan sulphate chain of heparan sulfate proteoglycans or HSPGs, expressed on the tumor cell membrane. This targeting mechanism enables the delivery of multiple types of cytotoxic payloads directly to a wide range of solid tumors.

Our goal is to develop precision oncology immunotherapeutics in solid cancer indications where we can preserve the function of the organ afflicted by the cancer. We are developing bel-sar in a number of indications in ocular oncology, with the goal of preserving vision and preventing blindness in patients. Our lead indication is a potential multi-billion dollar market opportunity. We are also evaluating bel-sar in urologic oncology indications, initially in bladder cancer, which is one of the most expensive cancers to treat on a per patient basis. The global market for bladder cancer is expected to be greater than $8.0 billion by 2032.

Our initial focus is in ocular and urologic oncology, both areas of high unmet medical need where local targeted therapies may enable early intervention, as shown in our pipeline below.

We envision the potential for development of additional therapeutic areas in addition to ocular and urologic cancers.

Our Team

Our management team includes industry executives with extensive biopharmaceutical experience in developing and commercializing drugs in oncology and ophthalmology. Elisabet de los Pinos, Ph.D., our Chief Executive Officer and Founder, led the marketing strategy and European commercialization of Alimta® for the treatment of lung cancer at Eli Lilly and Company. Our Chief Medical Officer and President of Research & Development, J. Jill Hopkins, M.D., is an ophthalmologist and retinal specialist with more than 30 years of experience in ophthalmology, including serving as Senior Vice President, Global Head of Ophthalmology and Exploratory Development at Novartis AG, or Novartis, and Chief Executive Officer of Gyroscope Therapeutics, a Novartis company, where she was responsible for the global ophthalmic pipeline. Julie Feder, our Chief Financial Officer, previously served as Chief Financial Officer at Verastem Oncology, or Verastem, the Clinton Health Access Initiative, and was instrumental in the integration of Genzyme Corporation and Sanofi. Mark Plavsic, Ph.D. is our Chief Technology Officer, and brings 30 years of global biopharmaceutical experience including end-to-end technical operations in the United States, Europe, and Australasia and successful translation and scale-up of complex biologics from preclinical development through commercial launch and distribution. He previously served as Chief Technology Officer at Fate Therapeutics, Inc. and at Lysogene. We believe the breadth and depth of experience amongst our management team will enable us to advance the clinical and development strategy for bel-sar and, if approved, its commercialization. Our Chairman of the Board of Directors, David Johnson, is a biopharmaceutical industry veteran with more than 25 years of experience in drug development. Mr. Johnson is currently Chief Executive Officer and founder of Solve Therapeutics, Inc., a biotechnology company developing next-generation mAb-based oncology therapeutics. Prior to founding Solve Therapeutics, he was Chief Executive Officer of VelosBio Inc., an oncology company acquired by Merck & Co. for $2.75 billion in 2020. He was also Chief Executive Officer at Acerta Pharma, which was acquired by AstraZeneca for $7 billion. Mr. Johnson has extensive experience leading the development of first-in-class cancer therapies, and has made significant contributions to drugs which ultimately garnered regulatory approvals, including bortezomib (Velcade®), romidepsin (Istodax®), idelalisib (Zydelig®), and acalabrutinib (Calquence®).

Our Strategy

At Aura Biosciences, our goal is to develop first-in-class precision oncology immunotherapeutics to treat cancer, with an initial focus on ocular cancers to prevent blindness. Key elements of our strategy to accomplish this objective include:

▪
Complete the ongoing global Phase 3 CoMpass trial of bel-sar as a first-line treatment of small choroidal melanoma and/or indeterminate lesions and pursue FDA approval. If approved, this would represent the first therapy for primary choroidal melanomas as a potential first-line treatment option for small tumors and indeterminate lesions, reserving radiotherapy for a second-line treatment option. If approved, we see the potential to independently commercialize bel-sar in choroidal melanoma, which has an incidence of 11,000 patients diagnosed per year in the United States and Europe. There are approximately 50 ocular oncologists in the United States and approximately 50 ocular oncologists in Europe, representing a focused call point and providing an opportunity for our company to capture the value of the market with a manageable sales team globally.
▪
Expand the development of bel-sar in additional ocular oncology indications, starting with choroidal metastasis and cancers of the ocular surface. We believe bel-sar's dual mechanism of action has potential to treat tumors while preserving key ocular structures, in other ocular cancers that affect a large number of patients. We plan to initiate a Phase 2 clinical trial in choroidal metastases in 2024, which has an annual incidence rate of 20,000 patients in the Unites States and Europe. In addition, we plan to develop bel-sar for tumors of the ocular surface, including both melanomas and squamous cell carcinomas, that has an incidence rate of 35,000 patients a year in the United States and Europe, based on strong interest from the ocular oncology community to develop better treatment options for patients.
▪
Evaluate bel-sar in bladder cancer. We are currently enrolling patients in an ongoing Phase 1 study evaluating the safety and antitumor activity of bel-sar in both Non-Muscle Invasive Bladder Cancer or NMIBC, as well as in Muscle Invasive Bladder Cancer or MIBC, which represent areas of high unmet medical need. We expect to present early study data in mid-2024. Bel-sar has received FDA Fast Track Designation in NMIBC.
▪
Continue to evaluate bel-sar, to potentially further enhance its clinical utility across additional solid cancers based on its mechanism of action. Due to our preclinical data and robust publications in collaboration with our scientific founder at the National Institutes of Health, or NIH, demonstrating the binding of our proprietary VLPs to tumor associated GAGs across a wide range of solid tumors, we plan to expand our clinical pipeline across multiple solid cancer indications.
▪
Build our operational capabilities to successfully commercialize bel-sar.

Our Strengths in Ocular Oncology

Bel-sar, our lead VDC candidate, is in clinical development in multiple indications in ocular oncology: primary choroidal melanoma, choroidal metastases, and cancers of the ocular surface. We believe bel-sar is differentiated by several strengths that support our goal of developing bel-sar as a potential vision-sparing therapy in ocular oncology, including:

▪
Demonstrated clinical utility in choroidal melanoma, with interim results of patients at twelve months of follow-up who received three cycles of therapy in Cohorts 5 and 6, and who match the criteria for the global Phase 3 trial.
▪
Tumor control rate of 80% (8/10) and visual acuity preservation rate of 90% (9/10), with the majority of patients being at high-risk for vision loss with tumors close to the fovea or optic disk.
▪
Favorable tolerability profile, with no dose-limiting toxicities, treatment-related serious adverse events or significant adverse events reported as of August 3, 2023.

Primary Choroidal Melanoma

Primary choroidal melanoma is our most advanced clinical program, with an ongoing global Phase 3 trial. We have received Orphan Drug Designation, or ODD, for the treatment of choroidal (also referred to as uveal) melanoma from the U.S Food and Drug Administration, or the FDA, and the European Medicines Agency, or EMA, and Fast Track Designation from the FDA for the treatment of choroidal melanoma. SC administration of bel-sar in a Phase 2 trial, provided data which supported this SC route of administration in the Phase 3 trial.

We have received written agreement from the FDA under a Special Protocol Assessment, or SPA, for the design and planned analysis of the global Phase 3 trial indicating concurrence by the FDA with the adequacy of the study, if successful, to address the objectives necessary to support our planned biologics license application, or BLA, submission. Disease state overview and the clinical development plan with key findings and updates from each stage of development are found below.

Choroidal Melanoma Overview

Choroidal melanoma is the most common primary malignant intraocular tumor and the second most common type of primary malignant melanoma in the body. More than 11,000 patients are diagnosed annually in the United States and Europe. This comprises approximately 90% of all cases of uveal melanoma, consisting of melanomas in the choroid, ciliary body and iris, which are collectively referred to as the uvea. Most choroidal melanomas result from transformation of a benign choroidal nevus. In early-stage lesions, most of the tumor is composed of benign nevus cells with a small cluster of malignant melanoma cells. Benign choroidal nevi are found in approximately 5% of adults in the United States 40 years or older. Most cases are found in adults with a median age of 55, light eye color and fair skin. It is often discovered in patients who are asymptomatic, although some patients report decreased vision or non-specific visual symptoms such as flashes, floaters, blurry or distorted vision or visual field defects and are referred to the ocular oncologist.

Most patients with choroidal melanoma are diagnosed with early stage disease localized to the eye with no evidence of metastatic disease. It is estimated that 96% of patients are diagnosed without clinical evidence of metastatic disease. These patients are not treated immediately as there are no effective targeted therapies that can preserve vision. Early stage patients are defined as patients with small choroidal melanoma and/or indeterminate lesions representing approximately 8,000 patients in the United States and Europe. The only current treatment option for patients with primary choroidal melanoma is radiotherapy which leaves patients with vision loss and other comorbidities. Approximately 2,300 patients are diagnosed with medium to large tumors and are treated with radiotherapy or enucleation, or full surgical removal of the eye, which results in total vision loss and is irreversible.

Figure 1. Distribution of Stages of Choroidal Melanoma Cases

We are developing bel-sar as a potential first line vision-sparing treatment option for early intervention in small choroidal melanoma and/or indeterminate lesions, avoiding the need for radiotherapy and reducing the risk for metastasis for these patients. Earlier diagnosis and treatment intervention of lesions in the eye has the potential to dramatically improve outcomes for patients, and reduce the risk of blindness caused by radiotherapy.

Current Treatment Options for Primary Choroidal Melanoma

There are no FDA-approved therapies for primary choroidal melanoma. There are three common treatments routinely used as SoC for local control of choroidal melanoma: plaque brachytherapy; proton beam irradiation; and enucleation, or removal of the affected eye, each of which represent invasive surgical procedures and are associated with significant vision loss.

Figure 2. Three Treatment Options for Primary Choroidal Melanoma

There are limited treatment options to treat primary choroidal melanoma, which pose a challenge to clinicians and patients. The current treatments are invasive procedures and are associated with irreversible loss of visual acuity and other side effects. Lesions that are detected early are often monitored without treatment, since the current SoC is invasive and causes vision loss, and is therefore typically reserved for medium to large or growing lesions. As choroidal melanoma tends to metastasize early, even with radical treatments such as enucleation, metastatic disease still occurs, which results in a high degree of mortality. There is an urgent unmet medical need for an effective, vision-sparing therapy and the availability of such a therapy may encourage treatment of small choroidal melanomas and indeterminate lesions at the time of early detection. This could subsequently increase the awareness of the importance of early diagnosis and intervention for this life-threatening disease, and increase the number of patients treated annually.

Bel-sar in Primary Choroidal Melanoma

Bel-sar is a VDC consisting of an HPV-derived VLP and a phthalocyanine dye, a laser activated cytotoxic payload. Our VLP was created using the capsid proteins of HPV that have been genetically modified to avoid cross-reactivity with pre-existing immunity against the virus and bind with high affinity to modified tumor associated GAGs that are part of the heparan sulphate chain of HSPGs expressed on the surface of tumors cells, including ocular melanoma cells.

Figure 3. Bel-sar, Administered by Intraocular Injection, Binds to Tumor Cells. Activation Using an Ophthalmic Laser Leads to Rupture of the Tumor Cell Membrane, Acute Necrosis and a Secondary Immune Activation Leading to Long Term Antitumor Immunity.

Goal of Treatment with Bel-sar

In ocular oncology, early detection, and timely local intervention has the goal of achieving a local complete response, or CR, which in ocular oncology is described as tumor control. This involves completely halting tumor growth while safeguarding critical ocular structures, such as the retina, essential for maintaining visual function. Early treatment is believed to reduce the risk of metastasis. After treatment, if tumors do not have an increase in thickness by ultrasound or an increase in diameter as evaluated with digital photography, it is believed that the malignant cells have been killed, and a local complete response has been achieved and the treatment is considered equivalent to a local cure. Ocular oncologists measure the antitumor activity after plaque brachytherapy by evaluating tumor control as well as systemic disease to detect the presence of metastasis.

Figure 4. Goal of Treatment with Bel-sar is a Local Complete Response Achieving Tumor Control with Targeted Killing of Melanoma Cells and Preservation of Key Ocular Structures.

We believe that patients with small choroidal melanoma or indeterminate lesions would gain the most advantage from bel-sar treatment. These tumors are not only the most likely to respond to our therapy but, based on historic data, these patients also have the lowest risk of having developed life-threatening metastatic disease, and as such, bel-sar has the potential to confer the greatest long-term benefit.

Clinical Development Plan in Primary Choroidal Melanoma:

Phase 1b/2 Intravitreal Study: This study evaluated the safety and efficacy of bel-sar delivered via intravitreal, or IVT, administration followed by laser light activation in a dose escalation design in 56 patients. The majority of patients treated at the therapeutic regimen with two cycles of therapy at the highest dose achieved a local complete response showing a tumor control rate of 70% at 12 months. Visual acuity preservation was demonstrated in >70% including a high percentage of patients with tumors close to the fovea or optic disk considered at high risk for vision loss when treated with radiotherapy. Treatment with bel-sar was generally well-tolerated at all doses including the highest treatment regimen with two cycles of therapy. Adverse events were generally mild or moderate, transient and manageable with SoC treatments in most patients. Adverse events of vitreous inflammation, anterior chamber inflammation and increased intraocular pressure were manageable with steroid treatment and ocular antihypertensives. There were only two drug-related serious adverse events of vision loss related to pigmentary changes around the edge of the tumor.

Phase 2 Suprachoroidal Study: We also evaluated and developed the SC route of administration to optimize the delivery of bel-sar directly to the choroid where the tumor is located. The suprachoroidal space, or SCS, is a potential space bound between the external surface of the choroid and the internal surface of the sclera and encompasses the full circumference of the posterior segment of the eye. (ClinicalTrials.gov ID: NCT04417530)

Figure 5. SC Administration with SCS MicroinjectorTM.

The Phase 2 SC trial, evaluated 22 patients in an open label dose escalation study of bel-sar delivered via SC injection followed by laser light activation. Enrollment is complete in this trial, and data with 12 months of follow up in 90% of patients was presented on November 6, 2023, at the American Academy of Ophthalmology. The results, in patients who received three cycles of therapy in Cohorts 5 and 6, and who match the criteria for the global Phase 3 trial, showed a high local complete response with a tumor control rate of 80% (8/10) and a visual acuity preservation rate of 90% (9/10). This visual acuity rate was higher than the visual acuity rate observed in the IVT study and it is important to highlight that the majority of patients were at high-risk for vision loss with tumors close to the fovea or optic disk. For the 80% of patients that showed a local complete response, data showed a statistically significant reduction in tumor growth rate (-0.382 mm/yr, p = <0.0001) compared to each patient’s documented growth rate at study entry. The overall tolerability profile of bel-sar was favorable, with no dose-limiting toxicities, treatment-related serious adverse events or significant adverse events reported as of August 3, 2023. The interim Phase 2 results demonstrated an improved risk-benefit profile over IVT administration, and confirmed the suprachoroidal delivery route of administration for the Phase 3 program. We plan to present final study data by year end 2024.

Figure 6. Adverse Events among the 22 Patients Enrolled in the Phase 2 SC Trial to Date.

Figure 7. Dose Response and Interim Tumor Control Rates Demonstrate Meaningful Clinical Benefit

Figure 8. High Vision Preservation Rates with 8-9 Months of Follow Up.

Phase 3 Randomized Controlled Trial: The Phase 3 trial is designed as a superiority trial comparing bel-sar versus sham delivered via SC injection followed by laser light activation. The trial is a global, randomized, multi-center, masked study. It is intended to enroll approximately 100 patients randomized 2:1:2 to receive the high dose regimen of bel-sar, low dose regimen of bel-sar, or a sham control. The primary endpoint is time to tumor progression, and the first key secondary endpoint is a composite time to event analysis. Endpoints will only compare the bel-sar high dose regimen to sham when the last patient completes 15 months of follow up. The trial is powered at greater than 90%. (ClinicalTrials.gov ID: NCT06007690)

The design of the trial and the endpoints utilized have been agreed upon through an SPA with the FDA.

Figure 9. Global Phase 3 Trial Design

The trial is patient, assessor (VA examiners and Independent Reading Center, or IRC, readers) and sponsor-masked. Masked readers at the IRC will assess the imaging data-based efficacy assessments including tumor thickness and largest basal diameter, or LBD, during the trial. Best corrected visual acuity will be assessed using the ETDRS protocol by masked, certified, VA examiners. All measures will be taken to mask the patients during their trial participation period including the use of sham SC injections and sham laser on assigned treatment days.

Any patient in the trial who meets the tumor progression definition will be treated with SoC therapies as rescue treatment per Investigator judgment. SoC therapies will include, but are not limited to, brachytherapy and proton beam therapy. This will ensure that no patient has a delayed treatment if the tumor is progressing, and importantly, that all of the sham patients receive their SoC treatment in a timely manner and no later than in regular clinical practice.

The trial has a power of >90% to meet the primary endpoint. Since there is no drug approved for the treatment of choroidal melanoma, we have aligned with FDA that a statistically significant difference on the primary endpoint will provide support from a regulatory perspective to meet the requirement of clinical effectiveness. Based on the SPA, the FDA has agreed that the design and planned analysis of the study can adequately address objectives in support of a regulatory submission.

If warranted by the data, we plan to submit the results of the Phase 3 trial to support approval of bel-sar for the treatment of primary small choroidal melanoma and indeterminate lesions. Based on the results of the Phase 3 trial, if positive, and a lack of therapies approved for the treatment of this rare disease, with the current SoC with radiotherapy causing patients irreversible vision loss, the FDA and EMA may agree to grant approval based on a single Phase 3 trial. However, the FDA and/or EMA may require two Phase 3 trials for approval, which will be addressed subsequent to reviewing the data from the Phase 3 trial with the regulators.

We have been in communication with the World Health Organization, or WHO, and due to an administrative error in the original INN application (INN: belzupacap sarotalocan) we are in the process of resubmitting an updated application. We will continue to use bel-sar and AU-011 pending confirmation of a new INN. For avoidance of doubt, this has no impact to our study timelines, potential approval timelines or drug material.

Registry Study

Based on discussions with the FDA and EMA, we will monitor all patients, in a Phase 4 Registry safety study, for a total of five years after start of dosing to primarily evaluate long term safety but additionally to identify the metastatic and mortality risks.

As of January 11, 2024, all 57 patients enrolled in the Phase 1b/2 trial (AU-011-101) with intravitreal administration had completed the trial and 45/57 have entered the Registry study. In addition, 16/22 patients from the ongoing Phase 2 trial (AU-011-202) with SC administration had also entered the Registry study. The data collected in the Registry is intended to assess the long-term (5 total years) safety, rate of metastatic disease, and mortality from bel-sar treatment.

Matched Case Control Study

The ability to demonstrate tumor control with long-term visual acuity preservation supports the potential of bel-sar to become the SoC for the first-line treatment of patients with small choroidal melanoma/indeterminate lesions compared to an invasive radiotherapy procedure that leaves most patients with irreversible vision loss and other long-term comorbidities. To demonstrate the long-term value of visual acuity preservation for patients treated with bel-sar, we have conducted a retrospective matched case control study to provide an estimate of the vision benefit of bel-sar, with IVT administration versus brachytherapy. This study is discussed below.

Retrospective Matched Case Control Study with Intravitreal Administration

To assess the vision preservation benefit of bel-sar compared to brachytherapy we conducted a retrospective MCC analysis comparing the group of patients in our Phase 1b/2 trial who had tumors at high risk for vision loss due to its location close to the fovea or optic disk and were treated with bel-sar (n=43) to patients with tumors of similar size and location previously treated with brachytherapy at the Wills Eye Hospital Ocular Oncology Service led by Dr. Carol Shields. This study matched patients up to 5:1 using the key baseline characteristics that impact long-term visual acuity – tumor location, tumor size and baseline visual acuity – and we are comparing the visual acuity after treatment with each therapy in terms of a change from baseline in vision and absolute vision every year for 5 years. As shown in Figure 10, the initial trial results showed a statistically significant vision preservation benefit for bel-sar compared to brachytherapy at year 2. Importantly, the data showed that vision after treatment with bel-sar remained stable through the first and second year demonstrating the long-term visual acuity benefit of the treatment with bel-sar. In the current analysis the vision results from year 2 with bel-sar were extrapolated to compare against the vision data with brachytherapy through year 5 (Figure 10). By year 5 there was over an 8-line benefit (>0.8 logMAR difference) of vision preservation comparing bel-sar (orange bar) to brachytherapy (blue bar).

logMAR
1.2
1.0
0.8
0.6
0.4
0.2
0.0
Δ = -0.086
Δ = -0.282*
Δ = -0.489**
Δ = -0.731**
Δ = -0.831**
Year 1
Year 2
Year 3
Year 4
Year 5
* p < 0.05; ** p< 0.001
Plaque Patients
AU-011-101 Subjects
AU-011-101 Subjects Extrapolated

Figure 10. Comparison of Visual Acuity Outcomes (LogMAR Vision) after Treatment with Bel-sar Versus Treatment with Brachytherapy

We believe that the results of this retrospective study validate and strengthen our data supporting that the treatment with bel-sar results in durable preservation of visual acuity which provides an important advantage to brachytherapy as a first line treatment option for early-stage disease.

As SC delivery of bel-sar has now replaced IVT in the choroidal melanoma clinical development program, we will develop a long-term follow up plan to assess visual acuity and other outcomes from Phase 2 and Phase 3 trials compared to SoC brachytherapy.

Choroidal Metastases

Choroidal metastasis, where different types of primary cancers from elsewhere in the body (e.g., breast and lung cancer) metastasize to the eye, is an even more common cause of intraocular malignancy than primary choroidal melanoma. There is a high unmet need in these patients, as current therapy consists primarily of external radiotherapy, which comes with a very high treatment burden and with ocular morbidity. As such, an easier-to-apply treatment that preserves vision is needed. These patients are treated by the same ocular oncologists that treat choroidal melanoma, and SC administration of bel-sar followed by laser light activation will be the mode of administration studied in this indication. We have an open Investigational New Drug application, or IND, in the United States and have received Fast Track Designation from the FDA’s Division of Oncology. We are on track to initiate the Phase 2 trial in 2024, with initial data by the end of 2024.

Cancers of the Ocular Surface

We are also evaluating the development of bel-sar in other eye cancer indications like cancers of the ocular surface. Ocular surface tumors are tumors that start in the conjunctiva and are treated by the same ocular oncologists that treat choroidal melanoma and choroidal metastasis. These tumors are life threatening and are diagnosed early, when they are not yet metastatic, not unlike choroidal melanoma. Ocular surface tumors are known to be immunologically ‘hot’, that is, susceptible to control through normal immune mechanisms and immune-modulating therapies. This could allow us to benefit from the immune activation that is part of our mechanism of action, as we have demonstrated with bladder tumors (see below).

There are currently no drugs approved for cancers of the ocular surface, and patients are treated with surgery and off-label chemotherapy. The readily accessible location of these tumors, on the surface of the eye, facilitates local treatment with bel-sar in clinic. We are currently evaluating how to most efficiently leverage existing bel-sar data to facilitate and expedite development in cancers of the ocular surface.

Urologic Oncology

We are concurrently leveraging our precision oncology immunotherapy platform to develop bel-sar in the field of urologic oncology with ongoing clinical development in the treatment of NMIBC and MIBC.

Bladder cancer is the most common malignancy involving the urinary system and is the eighth most common cause of cancer death in men in the United States. While metastatic bladder cancer has several approved therapies, there are limited options for the treatment of intermediate and high-risk NMIBC.

We have generated nonclinical in vivo data that supports that bel-sar’s dual mechanism of action can lead to cytotoxicity and long-term antitumor immunity which may further reduce the risk of recurrence and metastases. We have also shown that bel-sar is highly synergistic with checkpoint inhibitors that are already approved for a subset of patients with NMIBC. We believe this immune response can play an important role in bladder cancer, given that bladder cancer has a well-documented response to immune activation. We are currently enrolling a Phase 1 trial and plan to present early data from this trial in mid-2024.

Phase 1 Open Label Study: We received Fast Track Designation from the FDA for bel-sar for the treatment of NMIBC in June 2022, and in September 2023 we updated the protocol to include patients with MIBC. The ongoing Phase 1 multi-center, open-label clinical trial is expected to enroll approximately 21 adult patients and will evaluate the feasibility and safety of local administration, and early tumor response by histopathology. The trial has completed enrollment of the bel-sar only cohort (bel-sar injection without light activation). Protocol mandated safety review found no safety issues and the study has proceeded to the bel-sar injection plus light activation cohorts in patients with either NMIBC or MIBC. Preliminary data from the first patient in the light activated cohort of the trial, utilizing a single dose of bel-sar with light activation, produced a clinical complete response demonstrated by absence of cancer cells on histopathology with evidence of extensive necrosis and immune activation.

Bel-sar has been observed to be highly selective, through both its specific binding to a subset of modified tumor associated GAGs that are part of the heparan sulphate chain of HSPGs expressed on the surface of cancer cells, combined with focused laser activation leading to cytotoxicity and subsequent immune activation. We believe the immune response could play an even larger role in bladder cancer, given that bladder cancer has a well-documented response to immune activation. This immune sensitivity is substantiated by the effectiveness of immune modulatory agents like BCG. We have observed in nonclinical experiments that bel-sar was able to target bladder cancer cells in both in vitro and in vivo tumor models. Laser activation of bel-sar resulted in cell killing of bladder tumor cells while sparing other normal surrounding cells as a single agent. This cell killing induced a pro-immunogenic antitumor response that resulted in complete and durable tumor regressions in mouse xenograft models as well as the prevention of tumor re-implantation. This highlights the value of bel-sar to generate antitumor immunity and prevent tumor recurrence. Based on our nonclinical data, bel-sar was also observed to be highly synergistic with checkpoint inhibitors that have the same mechanism of action as drugs that have already been approved and are in development for the treatment of bladder cancer patients.

Figure 11. Overview of Bel-sar’s Dual Mechanism of Action with Acute Tumor Cell Necrosis and Secondary Antitumor Immunity.

Clinical Plans in Bladder Cancer

We are currently enrolling a Phase 1 trial (NCT05483868) in NMIBC and MIBC patients that are either candidates for transurethral resection of the bladder tumor, or TURBT, or cystectomy. The trial has the goal to demonstrate feasibility and safety and early tumor response by histopathology after local administration. Design is presented in Figure 12 below.

Figure 12. Phase 1 Window of Opportunity Trial to Establish Safety and Tumor Response by Histopathology after Focal Administration.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapid innovation of new technologies, fierce competition and a strong defense of intellectual property. While we believe that bel-sar’s mechanism of action provides the opportunity and competitive advantage for an early intervention approach in cancer indications that do not have existing approved therapies, we may face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others.

We compete in the segments of the pharmaceutical, biotechnology, and companies focusing on developing oncology therapies. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes. Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future from segments of the pharmaceutical, biotechnology and other related markets that pursue oncology therapeutics. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products.

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

Ocular Oncology

Currently we are not aware of any other company that has a drug in clinical development for early intervention in small choroidal melanoma or indeterminate lesions, or for the treatment of choroidal metastasis, which are our first two planned ocular oncology indications. The SoC as a first line treatment for patients is plaque brachytherapy or proton beam therapy. Verteporfin (Visudyne) is currently used off label in some cases of early-stage disease alone or in combination with transpupillary thermotherapy. It is possible that there may be other companies with compounds in preclinical development but we are not aware of any data that has been published or presented at any conference. Given our stage of development, we believe we are the furthest along in development. Our focus in ocular oncology is the early treatment of the primary cancer in the eye before it metastasizes. Immunocore Holdings PLC, or Immunocore, recently received FDA approval for KIMMTRAK® (tebentafusp-tebn) injection for metastatic uveal melanoma. Immunocore’s drug is indicated for the treatment of HLA-A*02:01-positive adult patients with unresectable or metastatic uveal melanoma and has not been developed to treat early-stage disease in the eye. Ideaya Biosciences is in Phase 2 clinical development to treat metastatic uveal melanoma. In addition, they have initiated a study with neoadjuvant treatment in patients that are selected to receive enucleation or radiotherapy with the goal of either preserving the eye or reducing the dose of radiotherapy. Neither of those drugs and the patient population they target overlap with our development plan and path to approval.

Urologic Oncology

There are multiple companies that have drugs in clinical development for the treatment of NMIBC and MIBC. Pembrolizumab has been approved for the treatment of BCG-unresponsive NMIBC with carcinoma in situ, or CIS, (with or without papillary tumors) for patients who are unfit or unwilling to undergo radical cystectomy. Ferring Pharmaceuticals has obtained FDA approval for ADSTILADRIN for the treatment of adult patients with high-risk BCG-unresponsive NMIBC with CIS, with or without papillary tumors. ImmunityBio, Inc. has presented Phase 2/3 data for their drug Anktiva in combination with BCG in patients with BCG unresponsive NMIBC and has submitted a BLA with a PDUFA date of April 23, 2024. CG Oncology’s cretostimogene grenadenorepvec, or CG0070, has presented data in a global Phase 3 clinical trial as a monotherapy for the treatment of BCG-unresponsive NMIBC and has received breakthrough therapy designation and Fast Track Designation. The same drug is being studied in combination with KEYTRUDA in a Phase 2 trial in the same indication and in combination with Nivolumab in MIBC. TAR-200 (from Janssen) has also received breakthrough therapy designation for BCG unresponsive NMIBC and is being studied in multiple trials in NMIBC and MIBC. UroGen Pharma Ltd. has a drug Jelmyto, a gel reformulation of mitomycin that is currently approved to treat low grade upper tract urothelial cancer, and has announced that another drug, UGN-102, has met its primary endpoint in a phase 3 study for NMIBC. In addition, there are several additional immune checkpoint inhibitors, or ICIs, in development as a monotherapy and there are a number of combination trials with ICIs in an effort to improve efficacy and durability of response. In addition, there are several early-stage treatments in clinical development such as Protara Therapeutics, Inc.’s TARA-002 and Asieris Pharmaceuticals’ APL-1202. While there are multiple drugs in development we believe our competitive advantage as an early intervention approach may help reduce the risk of recurrence and metastasis. In addition, the utilization of bel-sar may be synergistic with other approved therapies like checkpoint inhibitors.

Our License Agreements

NIH Patent License Agreement

In September 2013, we entered into an exclusive patent license agreement, or the NIH License Agreement, with the NIH for certain intellectual property rights, which was amended in September 2015, August 2018 and April 2019. Under the NIH License Agreement, NIH granted us a worldwide, exclusive, sublicensable license to certain patent rights related to VLPs and papilloma pseudovirus for our development and use in combination with our proprietary nanoparticle encapsulation technology both (1) for the treatment, diagnosis and imaging of cancer tumors and metastases as well as their respective pre-cursor dysplasia states and (2) conjugated with light activated drugs for the diagnosis and treatment of cancer tumors and metastases as well as their respective pre-cursor dysplasia states.

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

In consideration of the rights granted under the NIH License Agreement, we paid NIH a one-time upfront payment of $0.1 million. We are required to make low single-digit percentage royalty payments based on specified levels of annual net sales of licensed products subject to certain specified reductions. We are required to make development and regulatory milestone payments up to $0.7 million in the aggregate and sales milestone payments up to $0.6 million in the aggregate. We are also required to pay NIH a mid-single to low teen-digit percentage of any sublicensing revenue we receive. Additionally, our payment obligations to NIH are subject to an annual minimum royalty payment of low five figures. We recognized milestones related to this agreement and related amendments of $0.2 million and $0.02 million for the years ended December 31, 2023 and 2022. In addition to milestones under the agreement, we reimburse NIH for any patent prosecution costs incurred.

The NIH License Agreement will terminate upon the last expiration of the patent rights, or we may terminate the entirety of the agreement upon written notice thereof to NIH. The expiry of the last to expire patent licensed under the agreement is September 2034.

LI-COR Exclusive License and Supply Agreement

In January 2014, we entered into an Exclusive License and Supply Agreement, or the LI-COR Exclusive License Agreement, with LI-COR, Inc., or LI-COR, for the license of IRDye 700DX and a related licensed patent for the treatment and diagnosis of ocular cancers, ocular pre-cancer and indeterminate lesions in humans, and as amended in January 2016, July 2017, April 2018 and April 2019. The LI-COR Exclusive License Agreement required a one-time upfront license issue fee of $0.1 million and requires aggregate milestone payments of up to $0.2 million upon certain regulatory and development milestones. We are also required to pay LI-COR low-single digit royalties on net sales.

The term of the LI-COR Exclusive Agreement expires on a country-by-country basis, until the longer of (i) ten years from the first commercial sale of a licensed product in such country and (ii) the last to expire valid claim in such country. The expiry of the sole patent licensed under the agreement was December 19, 2023.

Clearside License Agreement

In July 2019, we entered into a license agreement, or the Clearside License Agreement, with Clearside Biomedical, Inc., or Clearside, for the license of Clearside’s SC microinjector technology. Upon execution of the Clearside License Agreement, we paid Clearside a one-time upfront payment of $0.1 million. Under the Clearside License Agreement, we are required to pay milestones up to $21.0 million in the aggregate to Clearside upon the achievement of specified regulatory and development milestones, and upon the achievement of certain commercial sales milestones. We are also required to pay low to mid-single digit royalties on net sales. If we sublicense a product for which royalties are payable, then we are required to pay the greater of 20% received or low single digit royalties on net sales.

The Clearside License Agreement expires on a country-by-country basis upon the later of the last to expire patent or ten years from the date of the first commercial sale of a product. The expiry of the last to expire patent licensed under the agreement is August 2034.

We recognized $1.0 million and $0 million in expense related to this agreement and related amendments for the years ended December 31, 2023 and 2022.

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

Our patent portfolio includes a combination of issued patents and pending patent applications that are owned by us, co-owned by us or licensed by us from third parties. As of March 22, 2024, we have an exclusive license (with regard to ocular cancers) and a non-exclusive license (with regard to solid tumors in humans for a specific indication) from LI-COR under one United States patent, which expired December 19, 2023; an exclusive license from NIH under four issued United States patents and three issued foreign patents; an exclusive license from INSERM-TRANSFERT, or Inserm, under three issued United States patents, and six granted foreign patents; and exclusive rights under a Cooperative Research and Development Agreement, or CRADA, with the United States Department of Health and Human Services, or DHHS, as represented by the National Cancer Institute, and Institute, Center, or Division of the NIH, under four issued United States patents, three pending non-provisional United States patent applications, eleven foreign patents, and ten pending foreign patent applications.

In addition, as of March 22, 2024, we solely own four issued United States patents, one pending non-provisional United States patent application, and six pending foreign patent applications. We intend to pursue, when possible, additional patent protection, including composition of matter, method of use and process claims related to bel-sar.

Patent Families

We license one patent family from LI-COR and one patent family from the NIH, co-own and license one patent family from Inserm, co-own two patent families with DHHS/NIH and have exclusive rights under a CRADA, and solely own two patent families, all of which are generally directed to the bel-sar product and related methods of use and production.

The first family, licensed from LI-COR, includes one United States patent, which expired December 19, 2023. This patent includes claims directed to (1) fluorescent phthalocyanine dyes and (2) processes for making the dyes (e.g., the IRDye 700DX® dye molecules used in bel-sar).

The second family, licensed from NIH, includes four issued United States patents, one issued European patent, and one issued patent in each of Australia and Canada. Patents in this family include claims directed to (1) methods for inhibiting the proliferation of and/or killing cancer cells using a therapeutic agent formulated with a papilloma VLP, (2) methods that include administering to a patient (e.g., a patient having a melanoma) a papilloma VLP having a fluorescent dye and exposing the dye to an excitation wavelength of light, and (3) methods for detecting cancer cells using a papilloma VLP having a detectable label. The patents in this patent family have a standard expiration date of May 1, 2028, subject to potential extensions.

The third family, which we co-own with and license from Inserm, includes three issued United States patents, two issued European patents, an issued patent in each of Canada, Hong Kong, India and Japan. Patents in this family include claims directed to (1) a modified papillomavirus (HPV16) L1 protein having reduced immunogenicity relative to wild-type HPV16 L1 protein and an FG loop having the specific amino acid sequence that is present in bel-sar, (2) nanoparticles comprising the modified L1 protein, (3) methods of using the modified L1 protein to deliver therapeutic agents, and/or (4) methods of producing nanoparticles comprising the modified L1 protein. The patents in this patent family have a standard expiration date of July 24, 2029, subject to potential extensions.

The fourth patent family, which we own, includes four issued United States patents. Patents in this family include claims directed to (1) codon-optimized nucleic acids having the particular nucleotide sequence that encodes the modified papillomavirus (HPV16) L1 protein present in bel-sar, (2) methods of producing nanoparticles that include the modified HPV16 L1 protein encoded by the codon-optimized nucleic acids, and (3) methods of using the nanoparticles that include the modified HPV16 L1 protein encoded by the codon-optimized nucleic acids to deliver a therapeutic agent to a patient having cancer. The patents in this patent family have a standard expiration date of February 7, 2033, subject to potential extensions.

The fifth patent family, which we co-own with DHHS/NIH and have exclusive rights under a CRADA, includes four issued United States patents, two issued patents in each of Europe, Australia, and Japan, an issued patent in each of Brazil, Canada, Hong Kong, Republic of Korea and Mexico, two pending patent applications in the United States, and one pending patent application in each of Australia, China and Europe. Patents in this family include claims directed to (1) tumor-targeting papilloma VLPs containing near infrared phthalocyanine dye molecules that become toxic or produce a toxic molecule upon light activation, (2) methods that include delivering the papilloma VLPs to an ocular tumor, and/or (3) methods of producing tumor-targeting bioconjugates that include the papilloma VLPs and near infrared phthalocyanine dye molecules. The patents in this patent family have a standard expiration date of September 18, 2034, subject to potential extensions.

The sixth patent family, which we own, includes a pending patent application in each of the United States, Australia, Canada, China, Europe, Japan and Republic of Korea with claims directed to an ophthalmic composition that includes a near-isotonic solution of VLP drug conjugates in suspension. Patents issuing from national stage applications based on this international application would have a standard expiration date of March 25, 2040, subject to potential extensions.

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

In the United States, where we initially focused our product development, the FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act, or PHSA, and their implementing regulations. Biologics are also subject to other federal, state and local statutes and regulations. Our product candidate, bel-sar, has not been approved by the FDA for marketing in the United States.

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
▪
Phase 3—Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of a BLA, although there are known exceptions, particularly for rare diseases.

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

BLA Submission and Review by the FDA

We intend to seek data exclusivity or market exclusivity for our product candidates. Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of a BLA. A BLA is a request for approval to market a new biologic for one or more specified indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity and potency of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.

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

Orphan Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant ODD to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with either a patient population of fewer than 200,000 individuals in the United States, or a patient population greater of than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States of that drug or biologic. ODD must be requested before submitting a BLA. After the FDA grants ODD, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

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

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods for all formulations, dosage forms, and indications of the biologic. This six-month exclusivity, which runs from the end of other exclusivity protection, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

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

Other Regulatory Matters

Manufacturing, sales, promotion and other activities of product candidates following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare & Medicaid Services, or CMS, other divisions of DHHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union, or EU, provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. An EU Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower.

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
▪
the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the ACA require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report to DHHS information related to payments and other transfers of value made to physician (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals; as well as the ownership and investment interests of such physicians and their immediate family members;
▪
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, as well as their covered subcontractors, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
▪
federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products;
▪
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
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

Health Care Reform & Legislative Updates

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. Subsequent legislation extended the 2% payment reduction which remains in effect through 2031. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. The U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The American Rescue Plan Act of 2021 eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

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

The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees. This includes provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D; and require companies to pay rebates to Medicare for certain drugs whose prices have increased faster than inflation. The IRA also allows DHHS to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition. For a biological product to be selected for participation in the Medicare drug price negotiation program, at least 11 years must have elapsed since the biological product was licensed by FDA for its first indication. FDA approval of future indications or changes to a formulation of a product will not delay or halt this timing. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that rare disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s drug price negotiation program provisions. The outcome of this litigation as well as the effects of the IRA on our business and the healthcare industry in general are not yet known.

Regulation in the EU

Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. In April 2014, the EU adopted a Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The Clinical Trials Regulation is directly applicable in all Member States (and so does not require national implementing legislation in each Member State), and aims at simplifying and streamlining the approval of clinical studies in the EU. For example, a single application is now made through the Clinical Trials Information System, or CTIS, for clinical trial authorization in up to 30 European Economic Area (i.e. the EU Member States plus Iceland, Liechtenstein and Norway), or EEA, countries at the same time and with a single set of documentation.

The assessment of applications for clinical trials is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States Concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State Concerned. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the concerned EU Member State, however overall related timelines are defined by the Clinical Trials Regulation. The Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.

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

Regulation (EC) No 1901/2006 provides that prior to obtaining an MA in the EU, applicants have to demonstrate compliance with all measures included in an EMA-approved pediatric investigation plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted: (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.

New Chemical Entity Exclusivity

In the EU, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon the grant of an MA and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA, for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MA can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar product can be placed on the EU market until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained an MA based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following the grant of an MA for the orphan product. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. During the period of market exclusivity, an MA may only be granted to a “similar medicinal product” for the same therapeutic indication as an authorized orphan product if: (i) a second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the MA holder for the authorized product consents to a second orphan medicinal product application; or (iii) the MA holder for the authorized product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Orphan designation must be requested before submitting an application for an MA. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Regulation of Combination Products

The EU regulates medical devices and medicinal products separately, through different legislative instruments, and the applicable requirements will vary depending on the type of drug-device combination product. EU guidance has been published to help manufacturers select the right regulatory framework. In the case of drug-delivery products intended to administer a medicinal product where the device and the medicinal product do not form a single integral product (i.e. where the medicinal product and the device do not form a single product which is intended exclusively for use in the given combination and which is not reusable), the medicinal product is regulated in accordance with the aforementioned rules while the device part is regulated as a medical device and will have to comply with all the requirements set forth by Regulation 2017/745, or the Medical Devices Regulation (which became applicable on May 26, 2021 and repealed the EU Council Directive 93/42/EEC, or the Medical Devices Directive). There is a transition period until December 31, 2028 at the latest during which certificates issued under the Medical Devices Directive remain valid, to ensure that there is sufficient time for devices to be re-certified subject to certain conditions (including compliance with requirements for market surveillance and quality management systems under the Medical Devices Regulation, and engagement with notified bodies).

The characteristics of non-integral devices used for the administration of medicinal products may impact the quality, safety and efficacy profile of the medicinal products. To the extent that administration devices are co-packaged with the medicinal product or, in exceptional cases, where the use of a specific type of administration device is specifically provided for in the product information of the medicinal product, additional information may need to be provided in the MA application for the medicinal product on the characteristics of the medical device(s) that may impact on the quality, safety and/or efficacy of the medicinal product. The requirements regarding quality aspects for integral drug-device combination products, including devices that are co-packaged with medicinal products, are outlined in an EMA guideline which came into effect on January 1, 2022.

For a medical device to obtain a CE mark under the Medical Devices Regulation, the device must meet the relevant general safety and performance requirements laid down in Annex I of the Medical Devices Regulation. The most fundamental requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. To demonstrate compliance with the general safety and performance requirements laid down in Annex I to the Medical Devices Regulation, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Conformity assessment procedures require an assessment of available clinical evidence, literature data for the product, and post-market experience in respect of similar products already marketed. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU countries to assess the conformity of devices before being placed on the market. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.

As a general rule, demonstration of conformity of medical devices and their manufacturers with the general safety and performance requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence.

The aforementioned EU rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

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

European Data Collection

The collection, use, or other processing of personal data, including clinical trial data, regarding individuals in the EEA is governed by the EU General Data Protection Regulation, or GDPR, and similar processing of personal data regarding individuals in the UK, is governed by the UK General Data Protection Regulation, or UK GDPR, and the UK Data Protection Act 2018. In this document, “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR applies to any company established in the EEA/UK and to companies established outside the EEA/UK that process personal data in connection with the offering of goods or services to, or the monitoring of the behavior of data subjects in the EEA/UK. The GDPR enhances data protection obligations for companies processing personal data, including stringent requirements relating to ensuring an appropriate legal basis applies to the processing of personal data, expanded disclosures about how personal data is used, requirements to conduct data protection impact assessments for “high risk” processing, limitations on retention of personal data, special provisions for “sensitive information” including health and genetic information of data subjects, mandatory data breach notification and “privacy by design” requirements and direct obligations on service providers acting as processors. The GDPR also imposes strict rules and restrictions on the transfer of personal data outside of the EEA/UK to countries that do not ensure an adequate level of protection, like the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States/UK may result in fines up to 20 million euros (£17.5 million under the UK GDPR) or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from infringement of the GDPR.

Regulation in the UK

Brexit and the Regulatory Framework in the UK

The UK formally left the EU on January 31, 2020, and the UK and the EU have concluded a trade and cooperation agreement or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework currently continues to apply in Northern Ireland). Except in respect of the EU Clinical Trials Regulation, the regulatory regime in Great Britain therefore largely aligns with current EU medicines regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new framework mentioned below which was put in place by the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, on January 1, 2024, the MHRA may take into account decisions on the approval of MAs from the EMA (and certain other regulators) when considering an application for a Great Britain MA.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide MA will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

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

There are numerous U.S. federal and state laws and regulations related to the privacy and security of health information. HIPAA, as amended by HITECH, and their implementing regulations impose obligations on covered entities, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as business associates that provide services involving the use or disclosure of personal health information to or on behalf of covered entities. These obligations, such as mandatory contractual terms, relate to safeguarding the privacy and security of protected health information. Many states also have laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA. In addition, many states and foreign countries in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain of these laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other.

Human Capital

As of February 29, 2024, we had 88 full-time employees and 1 part-time employee, of which 21 have M.D. (or its equivalent), Ph.D. or J.D. degrees. Within our workforce, 69 employees are engaged in research and development and 20 are engaged in business development, finance, legal and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Available Information

Our Internet address is www.aurabiosciences.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Exchange Act are available through the “Investors & Media” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Information on our website is not part of this Annual Report or any of our other securities filings unless specifically incorporated herein by reference. We have included our website address in this Annual Report solely as an inactive textual reference. Our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Our net losses were $76.4 million and $58.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $287.3 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly as we continue clinical development for bel-sar and continue to discover and develop additional product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. We have no products approved for commercial sale and, therefore, have never generated any revenue from product sales, and we do not expect to in the foreseeable future. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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
▪
transferring our manufacturing process to a CDMO for bel-sar and any future product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third parties;
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

Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditures into the second half of 2026. Advancing the development of bel-sar and other research programs will require a significant amount of capital. Our existing cash and cash equivalents will not be sufficient to fund bel-sar through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of bel-sar. Our estimate as to how long we expect our existing cash and cash equivalents to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve our objectives relating to the discovery, development, regulatory approval and commercialization of our product candidates.

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
▪
transferring our manufacturing process to a CDMO including obtaining finished products that are appropriately packaged for sale;
▪
establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services, to support clinical development and meet the market demand for our product candidates, if approved;
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

Even if we were to successfully obtain approval from the FDA and foreign regulatory authorities for bel-sar, any approval might contain significant limitations related to use, including limitations on the stage or type of cancer bel-sar is approved to treat, as well as restrictions for specified age groups, warnings, precautions or contraindications, or requirement for a REMS. Any such limitations or restrictions could similarly impact any supplemental marketing approvals we may obtain for bel-sar. Furthermore, even if we obtain regulatory approval for bel-sar, we will still need to develop a commercial infrastructure or develop relationships with collaborators to commercialize, establish a commercially viable pricing structure and obtain coverage and adequate reimbursement from third-party payors, including government healthcare programs. If we, or any future collaborators, are unable to successfully commercialize bel-sar, we may not be able to generate sufficient revenue to continue our business.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted IND, Premarket Approval, or PMA, or BLA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Because the activity of bel-sar in ocular melanoma requires a drug delivery device and activation by a laser, the regulatory complexity of the product candidate is greater than for products that don’t utilize a device, which creates uncertainties in the requirements for regulatory approval. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

We have initiated but not yet completed a pivotal clinical trial nor have we commercialized any pharmaceutical products, which may make it difficult to evaluate our future prospects.

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA, the EMA, or other regulatory agencies to market bel-sar or any future product candidate. Carrying out later-stage clinical trials is a complicated process. Our operations to date have been limited to financing and staffing our company, developing our technology and conducting preclinical research and Phase 1 and Phase 2 clinical trials for our product candidates, primarily related to our bel-sar program in indeterminate lesions and primary choroidal melanoma. We have not yet demonstrated an ability to successfully complete pivotal clinical trials, though we have an ongoing global Phase 3 trial in small choroidal melanomas and indeterminate lesions, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In order to complete later stage or pivotal trials, we are expanding our clinical operations, CMC and regulatory capabilities, and we may be unable to recruit and train qualified personnel or sign a contract with a global clinical research organization to conduct the trials on our behalf. Consequently, we may be unable to successfully and efficiently design, execute and complete necessary clinical trials in a way that leads to approval of bel-sar or future product candidates. We may require more time to enroll patients and incur greater costs than our competitors and may not succeed in obtaining global regulatory approvals of product candidates that we develop. Furthermore, we may conduct our first pivotal trial based on an adaptive design, which could increase the time spent on or costs associated with this trial. We are in the process of transferring our intended commercial manufacturing process to our intended external CDMO commercial manufacturing site. During this transfer process, some modifications may be needed to ensure manufacturability and ability to scale-up the process to commercial batch sizes. We intend to perform an analytical comparability assessment between the current clinical process and the intended commercial process, however, if this analytical process comparability assessment is unsuccessful, clinical comparability may be required, which may result in delayed regulatory approval. We do not anticipate a change in formulation. However, failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical-stage biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

If we fail to develop additional product candidates, or obtain additional indications of our first product candidate, our commercial opportunity could be limited.

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

Bel-sar is a novel biologic for which the intended use in ocular oncology requires delivery to the SCS and activation by a laser. For ocular oncology indications, we use Clearside’s SCS Microinjector®, or the SCS Microinjector, to deliver bel-sar into the SCS. In the United States, we plan to submit a single BLA for the review and approval of this combination of bel-sar with the SCS Microinjector and the laser(s) in our initial target indication of indeterminate lesions and small choroidal melanoma, but subsequent indications and delivery systems may require different or additional applications for marketing authorization. The SCS Microinjector was approved by FDA in October 2021 as a constituent of the drug/device combination product XIPERE®. There may be additional regulatory risks for biologic-device combination products. We may experience delays in obtaining regulatory approval of bel-sar given the increased complexity of the review process when approval of the product and a medical device is sought under a single BLA. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device. Devices are subject to the FDA design control device requirements which comprise among other things, design verification, design validation, and testing to assess performance, cleaning, and robustness. In the EU, medical devices must be authorized under the EU’s Medical Devices Regulation, which requires compliance with the general safety and performance requirements set forth in such legislation. Delays in or failure of the studies conducted by us, or failure of our company, our collaborators, if any, or our third-party providers or suppliers to maintain compliance with regulatory requirements could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in bel-sar reaching the market.

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

We are currently conducting a clinical trial at sites in Ireland, the UK, Canada, Australia, Austria, Italy, Greece, South Korea, Israel, Germany, France, Spain, Denmark, Sweden, Belgium, and the Czech Republic, and may in the future choose to conduct one or more additional clinical trials outside the United States, including in Europe. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and the U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practices, or GCP, regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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
▪
regulators or IRBs or ethics committees may delay or may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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

Additionally, the FDA and other regulatory agencies closely regulate the post-approval marketing and promotion of medicines to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other regulatory agencies impose stringent restrictions on manufacturers’ communications regarding off-label use. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we do not market our medicines for their approved indications, we may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the Department of Justice. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

We may be unable to obtain ODD for additional indications, or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. ODD must be requested before submitting an NDA or BLA. In the United States, ODD entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants ODD, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. ODD does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

If a product that has ODD subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if our current product candidates and any future product candidates receive orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.

We have obtained orphan designation for bel-sar for the treatment of uveal melanoma from the FDA and EMA, and we may seek additional ODDs for some or all of our current or future product candidates in orphan indications in which there is a medically plausible basis for the use of these products. Even if we obtain ODD, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

The FDA may reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

Similarly, in the EU, the European Commission grants an orphan designation in respect of a product after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products on a designation application. Orphan designation in the EU is granted to products where the sponsor can establish that (1) such product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than 5 in 10,000 persons in the EU when the application is made; or (ii) without incentives, it is unlikely that the marketing of the product would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition that has been authorized in the EU, or if such a method exists, the product in question would be of significant benefit to those affected by that condition. In the EU, orphan designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor. Generally, if a product with an orphan designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a ten-year period of marketing exclusivity, which precludes the EMA from approving another MA application for a similar medicinal product in the same indication for that time period, except in limited circumstances. The EU exclusivity period can be reduced to six years if, at the end of the fifth year, a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable such that market exclusivity is no longer justified. The European Commission introduced a legislative proposal in April 2023 that, if implemented, could reduce the current ten-year marketing exclusivity period in the EU for certain orphan medicines.

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

We have obtained fast track designation for bel-sar for the treatment of choroidal melanoma, for the treatment of choroidal metastasis and for the treatment of NMIBC, and we may seek additional fast track designation for other product candidates we may develop. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

The FDA’s agreement to a Special Protocol Assessment with respect to the study design of our global Phase 3 trial of bel-sar for the treatment of early-stage choroidal melanoma does not guarantee any particular outcome from regulatory review, including ultimate approval, and may not lead to a successful review or approval process.

We have obtained agreement from the FDA on the design and planned analysis of our global Phase 3 trial of bel-sar for the treatment of early-stage choroidal melanoma through an SPA. An SPA agreement documents FDA’s agreement that the design and planned analysis of a study can adequately address objectives in support of a regulatory submission. However, final determinations for marketing application approval are made after complete review of a marketing application and are based on the entire data in the application.

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
▪
changes in the SoC for the targeted indications for bel-sar and any future product candidates, which could reduce the marketing impact of any claims that we could make following FDA approval or approval by comparable foreign regulatory authorities, if obtained;
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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. While we are not aware of anyone currently developing a treatment for choroidal melanoma, in the future our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results than us. There are multiple companies that have drugs in clinical development for the treatment of NMIBC that are unresponsive to BCG, such as Sesen Bio, Inc., FerGene, Inc., UroGen Pharma Ltd., CG Oncology, Inc. and ImmunityBio, Inc. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our potential competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly as they develop novel approaches to treating disease indications that our product candidates are also focused on treating. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to in-license novel therapeutics that could make the product candidates that we develop obsolete. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaboration partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products, which may reduce or eliminate our commercial opportunity. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize any products that we may develop also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. For more information, see “Business—Government Regulation—Coverage and Reimbursement.”

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

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many states in the United States have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the GDPR, also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The United States and many foreign jurisdictions have enacted and/or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay regulatory approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell a product for which we obtain regulatory approval. Changes in laws, regulations, statutes or the interpretation of existing laws and regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information, see “Business—Government Regulation—Health Care Reform & Legislative Updates.”

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

We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached or subject to unauthorized access and detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any cybersecurity incident or breach. In addition, our confidential information may otherwise become known or be independently discovered by competitors, in which case we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our internal information technology systems, or those of our third-party CROs, contractors, consultants or others who process sensitive information on our behalf, may fail or suffer cybersecurity incidents or breaches, loss or leakage of data and other compromises, any of which could result in a material disruption of our product candidates’ development programs, compromise sensitive information related to our business or prevent us from accessing such information, expose us to liability or otherwise adversely affect our business.

In the ordinary course of our business, we may collect, store and transmit confidential information, including intellectual property, proprietary business information and personal information (including health information). We have established safeguards to do so in a secure manner in an effort to maintain the confidentiality, integrity and availability of such information. We also have outsourced certain of our operations to third parties, and as a result, we manage a number of third parties who have access to our information. Despite the implementation of security measures, our internal computer systems and infrastructure, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access and misuse, cyberattacks by sophisticated nation-state and nation-state supported actors or by malicious third parties (including the deployment of harmful malware (such as malicious code, viruses and worms), natural disasters, global pandemics, fire, terrorism, war and telecommunication and electrical failures, fraudulent activity, as well as cybersecurity incidents or breaches from inadvertent or intentional actions (such as error or theft) by our employees, contractors, consultants, business partners, and/or other third parties, phishing attacks, ransomware, denial-of-service attacks, social engineering schemes (including phishing attacks) and other means that affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure as well as lead to unauthorized access, disclosure, misuse or acquisition of information. Cyberattacks generally are increasing in their frequency, sophistication and intensity. The techniques used to sabotage or to obtain unauthorized access to our information technology systems or those upon whom we rely on to process our information change frequently, and we may be unable to anticipate such techniques or implement adequate preventative measures or to stop or to adequately address cybersecurity incidents or breaches in all instances. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our information technology systems, which are designed to protect against, detect and minimize cybersecurity incidents or breaches, may not be adequate to prevent or detect or adequately address service interruption, system failure or data loss.

Significant disruptions of our information technology systems or cybersecurity incidents could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information including health information), and could result in financial, legal, business and reputational harm to us. If such disruptions were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, as a result of increased hybrid work, a significant number of our employees and partners are working remotely, which increases the risk of a cybersecurity incident or breach or other data and cybersecurity issues. To the extent that any disruption or cybersecurity incident or breach results in a loss of, or damage to, our data or applications, or inappropriate disclosure or misuse of or access to confidential or proprietary information, we could incur liability and the further development of our future product candidates could be delayed.

We may also be required to comply with laws, regulations, rules, industry standards, and other legal obligations that require us to maintain the security of personal data. We may also have contractual and other legal obligations to notify collaborators, our clinical trial participants, or other relevant stakeholders of cybersecurity incidents and breaches. Failure to prevent or mitigate cyberattacks could result in unauthorized access to data, including personal data. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of cybersecurity incidents or breaches involving certain types of data. Such disclosures are costly, could lead to negative publicity, may cause our collaborators or other relevant stakeholders to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived cybersecurity incident or breach. In addition, the costs to respond to a cybersecurity event or to mitigate any identified security vulnerabilities could be significant, including costs for remediating the effects of such an event, paying a ransom, restoring data from backups, and conducting data analysis to determine what data may have been affected by the cybersecurity incident or breach. In addition, our efforts to contain or remediate a cybersecurity incident or any vulnerability exploited to cause an incident may be unsuccessful, and efforts and any related failures to contain or remediate them could result in interruptions, delays, harm to our reputation, and increases to our insurance coverage.

In addition, litigation resulting from cybersecurity incidents or breaches may adversely affect our business. Unauthorized access to our information technology systems or infrastructure could result in litigation with our collaborators, our clinical trial participants, or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices in response to such litigation, which could have an adverse effect on our business. If a cybersecurity incident or breach were to occur and the confidentiality, integrity or availability of our data or the data of our collaborators were disrupted, we could incur significant liability, which could negatively affect our business and damage our reputation.

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

We and any potential collaborators may be subject to federal, state and foreign data protection laws and regulations including, without limitation, laws that regulate personal data such as health data. For example, in the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state personal information laws (e.g., the California Consumer Privacy Act of 2018, or CCPA), state data breach notification laws, state health information privacy laws and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure and protection of health-related and other personal data. These laws and regulations could apply to our operations, the operations of our collaborators, or other relevant stakeholders upon whom we depend. In addition, we may obtain personal data (including health information) from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Additionally, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

The CCPA, which went into effect on January 1, 2020, established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Although there are limited exemptions for protected health information covered under HIPAA and clinical trial data, the CCPA may increase our compliance costs and potential liability. The CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020, or CPRA, became operative. The amendments introduced by the CPRA expanded the scope of the CCPA in a number of ways, including by providing California residents the ability to limit use of certain sensitive information, establishing restrictions on the retention of personal data, expanding the types of data breaches subject to the CCPA’s private right of action and establishing a California Privacy Protection Agency to implement and enforce the legislation.

Similar comprehensive consumer privacy laws have been passed in numerous other states and a number of other states have proposed new privacy laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition, laws in all 50 U.S. states require businesses to provide notice to individuals if certain of their personal information has been disclosed as a result of a qualifying data breach or cybersecurity incident. There are also states that are specifically regulating health information. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal data. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

Foreign data protection laws, such as, without limitation, the EU GDPR, the EU member state implementing legislation, and the UK GDPR, may also apply to health-related and other personal data that we process, including, without limitation, personal data relating to clinical trial participants. The GDPR imposes strict obligations on the ability to process health-related and other personal data, including in relation to security (which requires the adoption of administrative, physical and technical safeguards designed to protect such information), collection, use and transfer or personal data. These obligations include, without limitation, several requirements relating to transparency related to communications with data subjects regarding the processing of their personal data, ensuring an appropriate legal basis or conditions applies to the processing of personal data, limitations on the retention of personal data, increased requirements pertaining to health data, notification of data processing obligations or security incidents to the competent national data protection authorities and/or data subjects, the security and confidentiality of the personal data, various rights that data subjects may exercise with respect to their personal data, and strict rules and restrictions on the international transfer of personal data.

The GDPR imposes strict rules on the transfer of personal data out of the EEA and UK to other regions outside the EEA/UK, or third countries, that have not been deemed to offer “adequate” privacy protections by the competent data protection authorities, including the United States in certain circumstances, unless a derogation exists or adequate international transfer safeguards (for example, the European Commission approved Standard Contractual Clauses, or the EU SCCs, and the UK International Data Transfer Agreement/Addendum, or the UK IDTA) are put in place. Where relying on the EU SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments on the transfers made pursuant to the EU SCCs and UK IDTA, on a case-by-case basis, to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as provided in the EEA and UK, and may be required to adopt supplementary measures if this standard is not met. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework, or the Framework, which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA and UK personal data is located and which service providers we can utilize for the processing of EEA and UK personal data. Any inability to process or transfer personal data from the EEA to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position.

Although the UK is regarded as one of the third countries under the EU GDPR, the European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EEA member states to the UK without additional safeguards. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has introduced a Data Protection and Digital Information Bill, or the UK Bill, into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime. In addition, EEA Member States have adopted national laws to implement the GDPR that may partially deviate from the GDPR. Further, the competent authorities in the EEA Member States interpret GDPR obligations slightly differently from country to country (particularly in relation to the processing of health data) and therefore we do not expect to operate in a uniform legal landscape in the EEA. The potential of the respective provisions and enforcement of the EU GDPR and UK GDPR further diverging in the future creates additional regulatory challenges and uncertainties for us. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.

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

Compliance with U.S. federal and state as well as foreign data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Failure, or perceived failure, to comply with federal, state and foreign data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties, fines or penalties), private litigation, a diversion of management attention, adverse publicity and negative effects on our operating results and business. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or data protection obligations related to information security, cybersecurity incidents or data breaches. Moreover, clinical trial participants or patients about whom we or our collaborators obtain information, as well as the providers who share this information with us, may limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, contracts or privacy notices or breached other obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business. Compliance with data protection laws may be time consuming, require additional resources and could result in increased expenses, reduce overall demand for our products and make it more difficult to meet expectations of or commitments to our relevant stakeholders. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. In addition, our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. We also expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act, or the AI Act, the world’s first comprehensive AI law, is anticipated to enter into force in Spring 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

Based on the beneficial ownership of our common stock as of December 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 51.0% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Our gross operating losses and tax credits may also be impaired or restricted under state law. As of December 31, 2023, we had federal gross operating loss carryforwards of approximately $174.4 million, state gross operating loss carryforwards of $148.5 million, and foreign gross operating loss carryforwards of $0.1 million. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating the U.S. federal and state taxable income. As a result, the amount of the gross operating loss and tax credit carryforwards presented in our financial statements could be limited and may expire unutilized. Under current law, unused U.S. federal gross operating loss carryforwards generated in taxable years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. For taxable years beginning after December 31, 2020, however, the deductibility of such U.S. federal NOLs is limited to 80% of our taxable income in such taxable years.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. For a further description of our dividend policy, please refer to the section titled “Dividend Policy.”

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

Anti-takeover provisions in our amended and restated certificate of incorporation and amended and restated bylaws and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management and, therefore, decrease the trading price of our common stock.

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

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could be granted rights superior to our existing stockholders. In November 2022, we filed a registration statement on Form S-3 relating to the registration of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. Concurrently with the filing of such registration statement, we engaged in an “at-the-market” offering, or ATM, which provides for the offering, issuance and sale by us of shares of our common stock from time to time for aggregate gross proceeds of up to $75 million in sales deemed to be “at-the-market offerings” as defined by the Securities Act. Any sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline. Furthermore, new investors purchasing securities that we may issue and sell in the future could obtain rights superior to the rights of our existing stockholders.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2023, we have 49,350,788 shares of common stock outstanding. Significant portions of these shares are held by a small number of stockholders, including persons who were our stockholders prior to our initial public offering, or IPO. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, certain shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered or intend to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, our directors, executive officers and certain affiliates may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect the our company’s current and projected business operations and its financial condition and results of operations.

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

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect our company, the financial institutions with which our company has credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which our company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

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
▪
potential or actual breach of contractual obligations that require our company to maintain letters or credit or other credit support arrangements;

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

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on our company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a customer or supplier, or the loss of any significant supplier relationships, could result in material losses to our company and may material adverse impacts on our business.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or Section 404, as amended, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. In addition, as an “emerging growth company,” we are only required to provide two years of audited financial statements and two years of selected financial data in our periodic reports.

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

The trading price of our common stock is highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, you may not be able to sell their common stock at or above the price you paid for your common stock. The market price for our common stock may be influenced by many factors, including the other risks described in the section of this Annual Report on Form 10-K titled “Risk Factors” and the following:

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have implemented cybersecurity risk management procedures, in accordance with our risk profile and business size, that are designed to identify, assess, and mitigate risks from current and emerging cybersecurity threats. Our cybersecurity procedures, which are informed by the National Institute of Standards and Technology cybersecurity framework, are supported by a third-party managed services provider that assists us in managing our information technology systems.

Our cybersecurity procedures are comprised of a variety of tools designed to protect our data and information technology systems, including but not limited to endpoint protection and network security measures, that are supported by our third-party service providers. We also have a process to require our employees to undergo cybersecurity awareness training. Further, we have a process to review risks to our company in connection with certain third-party providers and vendors, which we assess through vendor questionnaires, as appropriate.

To date, we have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition; however, like other companies in our industry, we and our third-party information technology service providers and vendors have from time to time experienced threats that could affect our information or systems. For more information, see, “Risk Factors,” in this Annual Report on Form 10-K.

Cybersecurity Governance

Our cybersecurity program is managed and directed by our Head of Information Technology, or IT, who has nearly thirty years of experience in information technology and information systems management. Our Head of IT reports to our Chief Financial Officer. Our Cybersecurity Governance Team, which is made up of representatives from across the organization, is responsible for oversight of cybersecurity risks and addressing potential cybersecurity risks to business programs, employees, clients, vendors and partners.

Our Board has delegated oversight of our cybersecurity risk management program to our Audit Committee, per the Audit Committee charter. Our Head of IT provides periodic updates to the Audit Committee regarding our cybersecurity risk management program, including information about cybersecurity risk management governance, as well as status updates on plans intended to enhance the overall cybersecurity posture of our company, as applicable. In the event of a cybersecurity incident, we have established a process for escalation to the Audit Committee as well as our Board, as appropriate.

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

Item 3. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of December 31, 2023, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Holders of Record

As of March 20, 2024, we had approximately 58 stockholders of record for our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Use of Proceeds from Initial Public Offering

None.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion and analysis and other parts of this Annual Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. You should carefully read the “Risk Factors” section of this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biotechnology company developing precision immunotherapies to treat a range of solid tumors designed to preserve the function of organs afflicted with cancer. Our lead candidate bel-sar is in late-stage clinical development for the treatment of patients with primary choroidal melanoma, and other ocular oncology indications as well as in early-stage clinical development in bladder cancer. There is significant unmet need for novel treatments for patients with choroidal melanoma, given the limitations of the current SoC and patient reluctance to undergo radiotherapy in the form of either plaque brachytherapy or proton beam therapy, both highly-invasive therapies that result in significant vision loss, and potential blindness. Enucleation, or surgical removal of the affected eye is another treatment option for patients with choroidal melanoma, in which patients lose all vision without the possibility of vision restoration.

We are evaluating the safety and efficacy of bel-sar as a potential vision-sparing therapy in our ongoing global Phase 3 CoMpass trial for the first-line treatment of adult patients with early-stage choroidal melanoma. Moreover, we intend to assess the safety and efficacy of bel-sar in treating a range of other solid tumors, including bladder cancer as an alternative to BCG therapy. We believe bel-sar, if approved, has the potential to change the current treatment paradigm for patients with ocular cancers and other solid tumors.

Bel-sar has shown clinical benefit and has been generally well-tolerated in clinical trials to date. Interim 12-month results from a Phase 2 trial that evaluated 22 patients in an open label dose escalation study of bel-sar delivered via SC injection followed by laser light activation was presented at the 2023 American Academy of Ophthalmology. The results demonstrated that patients who received three cycles of bel-sar therapy showed a local complete response with a tumor control rate of 80% (8/10) and a visual acuity preservation rate of 90% (9/10). The majority of patients were at high-risk for vision loss with tumors close to the fovea or optic disk. For 80% of patients that showed a local complete response, data showed a statistically significant reduction in tumor growth rate (-0.382 mm/yr, p = <0.0001) compared to each patient’s documented growth rate at study entry. The overall tolerability profile of bel-sar was favorable, with no dose-limiting toxicities, treatment-related serious adverse events or significant adverse events reported as of August 3, 2023. The interim Phase 2 results demonstrated an improved risk-benefit profile over IVT, administration and confirmed the SC delivery route of administration for the Phase 3 program. Final Phase 2 data from this study is expected to be presented by the end of 2024.

We are developing a pipeline of VDCs, a novel class of drugs with a dual mechanism of action, that promote cancer cell death by both the delivery of the cytotoxic payload to generate acute necrosis and activation of a secondary immune mediated response. Bel-sar, our lead VDC candidate, consists of an HPV, or human papilloma virus-derived VLP conjugated to hundreds of infrared laser-activated molecules. The VDC is designed in a way that prevents the conjugation from interfering with tumor binding enabling its selectivity to tumor cells but not to normal cells.

Our initial focus is in ocular and urologic oncology, both areas of high unmet medical need where local targeted therapies may enable early intervention. We envision the potential for development of additional therapeutic areas in addition to ocular and urologic cancers.

We were incorporated as a Delaware corporation in 2009 and, as of August 1, 2022, our headquarters are located in Boston, Massachusetts. Since our inception, we have focused our efforts on identifying and developing potential product candidates, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, conducting discovery, research and development activities and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue to date. We have funded our operations primarily through the sale of convertible preferred stock, common stock, and warrants. From inception through December 31, 2023, we have raised an aggregate of approximately $418.4 million of gross proceeds primarily from private placements of our equity and convertible preferred stock as well as through the issuance of our common stock. On November 9, 2023, we issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million, or the 2023 Follow-On Offering. We received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share, for aggregate gross proceeds of $92.5 million, or the 2022 Follow-On Offering. We received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of its common stock from time to time in “at-the-market” offerings, or the ATM, under the 2022 Shelf and subject to the limitations thereof. We issued 261,807 shares of common stock at an average price of $12.49 for aggregate gross proceeds of $3.3 million during the year ended December 31, 2023 under the ATM. In addition, we issued 732,189 shares of common stock at an average price of $12.51 for aggregate gross proceeds of $9.2 million as of December 31, 2022 under the ATM. In connection with the 2023 Follow-On Offering, on November 6, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. As a result, we will not make any sales of our securities pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement, or a new registration statement relating to the shares eligible to be sold in the ATM is filed. Other than the termination of the prospectus, the Sales Agreement remains in full force and effect.

We have incurred significant operating losses in every year since our inception in 2009 and have not generated any revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $76.4 million and $58.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $287.3 million. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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
▪
establish our manufacturing capability, including developing our CDMO relationships;
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

As of December 31, 2023, we had cash and cash equivalents and marketable securities of $226.2 million. We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” below.

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
▪
expenses incurred under agreements with CROs, as well as consultants that conduct and provide supplies for our preclinical studies and clinical trials;
▪
the cost of manufacturing bel-sar, including the potential cost of CDMOs that manufacture product for use in our preclinical studies and clinical trials and perform analytical testing, scale-up and other services in connection with our development activities;
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

We expect that our general and administrative expenses will increase in the near-term as we continue to build a team to support our administrative, accounting and finance, communications, legal and business development efforts. We expect to incur increased expenses associated with our growth, including costs of accounting, audit, legal, regulatory and tax compliance services; director and officer insurance costs; and investor and public relations costs.

Other Income (Expense)

Our other income (expense) consists of accretion, interest income and realized losses on marketable securities, interest income on our invested cash balances, and gains and losses on disposals of equipment.

Income Tax Benefit (Provision), Net

For the year ending December 31, 2023, we have recorded a $0.1 million tax provision related to the current state income taxes. Since our inception, we have not recorded any U.S. federal benefits for our net operating loss carryforwards or research and development tax credits, due to the uncertainty of realizing a benefit from those items. As of December 31, 2023, we had federal gross operating loss carryforwards of approximately $174.4 million which may be available to offset future taxable income, of which $44.2 million begin to expire in 2029 and go through 2037 and $130.2 million do not expire. The state gross operating loss carryforwards of $148.5 million, which may be available to offset future taxable income and which would begin to expire in 2030, except for $0.7 million of state NOLs that do not expire. We had foreign gross operating loss carryforwards of $0.1 million, which may be available to offset future taxable income and which do not expire. As of December 31, 2023, we had federal and state research and experimentation credit carryforwards of $8.2 million and $2.3 million, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2029 and 2028, respectively. Due to the degree of uncertainty related to the ultimate use of the deferred tax assets, we have fully reserved these tax benefits, as the determination of the realization of the deferred tax benefits was not determined to be more likely than not.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$65,232	$42,238	$22,994
General and administrative	19,759	18,057	1,702
Total operating expenses	84,991	60,295	24,696
Loss from operations	(84,991)	(60,295)	(24,696)
Other income (expense):
Interest income, including amortization of discount	8,588	1,864	6,724
Gain (loss) from disposal of assets	208	(318)	526
Other income (expense):	(76)	(14)	(62)
Total other income (expense)	8,720	1,532	7,188
Loss before income taxes	(76,271)	(58,763)	(17,508)
Income tax benefit (provision), net	(137)	—	(137)
Net loss	$(76,408)	$(58,763)	$(17,645)

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Preclinical	$805	$1,950	$(1,145)
Clinical trials	17,310	4,806	12,504
Manufacturing development	12,992	11,568	1,424
Personnel/overhead expenses	34,125	23,914	10,211
Total research and development expenses	$65,232	$42,238	$22,994

Research and development expenses increased to $65.2 million for the year ended December 31, 2023, from $42.2 million for the year ended December 31, 2022, primarily due to ongoing clinical costs associated with the progression of our Phase 2 study and CRO costs associated with the start of our Phase 3 global trial, and manufacturing and development costs for bel-sar.

General and Administrative Expenses

General and administrative expenses increased to $19.8 million for the year ended December 31, 2023, from $18.1 million for the year ended December 31, 2022, primarily driven by personnel expenses, as well as increases in travel expenses related to growth of our company.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of convertible preferred stock, and common stock. Through December 31, 2023, we have raised an aggregate of approximately $418.4 million of gross proceeds primarily from private placements of our equity and convertible preferred stock and warrants, as well as through the issuance of our common stock. On November 9, 2023, we issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million in the 2023 Follow-On Offering. We received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share for aggregate gross proceeds of $92.5 million in the 2022 Follow-On Offering. We received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into the Sales Agreement with the Sales Agent to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. We issued 261,807 shares of common stock at an average price of $12.49 for aggregate gross proceeds of $3.3 million during the year ended December 31, 2023 under the ATM. In addition, we issued 732,189 shares of common stock at an average price of $12.51 for aggregate gross proceeds of $9.2 million as of December 31, 2022 under the ATM. In connection with the 2023 Follow-On Offering, on November 6, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. As a result, we will not make any sales of our securities pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement, or a new registration statement relating to the shares eligible to be sold in the ATM is filed. Other than the termination of the prospectus, the Sales Agreement remains in full force and effect.

The following table summarizes our cash flows for each of the periods presented:

	Twelve Months Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(63,847)	$(54,601)
Net cash used in investing activities	(113,963)	(67,869)
Net cash provided by financing activities	97,290	95,629
Net decrease in cash, cash equivalents, and restricted cash	$(80,520)	$(26,841)

Operating Activities

During the year ended December 31, 2023, net cash used in operating activities was $63.8 million, primarily due to our net loss of $76.4 million, partially offset by an increase in accrued expenses related to clinical and CRO expenses for bel-sar.

During the year ended December 31, 2022, net cash used in operating activities was $54.6 million, primarily due to our net loss of $58.8 million and an increase in prepaid expenses and other assets related to clinical and CRO prepayments for bel-sar, partially offset by an increase in stock compensation expense.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $114.0 million, primarily due to purchases of marketable securities and property and equipment, partially offset by proceeds from sale and maturities of marketable securities.

Net cash used in investing activities for the year ended December 31, 2022 was $67.9 million, primarily due to purchases of marketable securities and property and equipment, partially offset by proceeds from sale and maturities of marketable securities.

Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $97.3 million from the net proceeds from the 2023 follow-on offering, ATM draw-downs, and proceeds from stock option exercises and ESPP purchases.

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
▪
addressing any potential interruptions or delays resulting from factors related to the ongoing impacts of the COVID-19 pandemic;
▪
the effect of competing technological and market developments;
▪
the extent to which we acquire or invest in businesses, products, and technologies; and
▪
unfavorable global economic conditions, which may exacerbate the magnitude of the factors discussed above.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. As of December 31, 2023, we had cash and cash equivalents and marketable securities of $226.2 million. Based on our research and development plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Material Cash Requirements

The following table summarizes our contractual obligations and commitments as of December 31, 2023.

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$30,474	$2,822	6,711	7,118	13,823
Total	$30,474	$2,822	$6,711	$7,118	$13,823

(1)
Amounts in the table above reflect payments due for our lease of office and lab space in Boston, Massachusetts, that expires in August 2032.

On May 16, 2022, we entered into an office and laboratory lease in Boston, MA with an initial 10-year term and one renewal option to extend the lease for an additional seven years. The lease commenced on August 1, 2022.

Except as disclosed in the table above, we have no long-term debt or finance leases and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase-order basis. We enter into contracts in the normal course of business with equipment and reagent vendors, CROs, CDMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. We have also acquired exclusive and non-exclusive rights to use, research, develop and offer for sale certain products and patents under license agreements. The license agreements obligate us to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. These payments are not included in the preceding table as the amount and timing of such payments are not known.

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

If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we will not be required to obtain a separate attestation of internal control over financial reporting, or ICFR, from an outside auditor.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2023.

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

As of December 31, 2023, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

Limitations on Effectiveness of Controls and Procedures

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Because of these limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2023, that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information.

(a) None.

(b) During our last fiscal quarter, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows: On November 14, 2023, Cadmus C. Rich, M.D., our former Chief Medical Officer, modified his existing Rule 10b5-1(c) trading arrangement, originally adopted on April, 20, 2022. The modified trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 139,787 shares of our common stock. The modified trading arrangement terminates on April 15, 2024, or upon the earlier completion of all authorized transactions under the trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors, executive officers and other key employees as of March 20, 2024.

Name	Positions	Age
Executive Officers
Elisabet de los Pinos, Ph.D.	President, Chief Executive Officer and Director	51
Julie Feder	Chief Financial Officer	53
J. Jill Hopkins, M.D.	Chief Medical Officer and President of Research and Development	59
Mark Plavsic, Ph.D.	Chief Technology Officer	63
Non-Employee Directors
David Johnson (2)(3)	Director	59
Giovanni Mariggi, Ph.D. (1)	Director	39
Antony Mattessich (1)(3)	Director	57
Raj Parekh, Ph.D.	Director	63
Sapna Srivastava, Ph.D. (1)	Director	53
Karan Takhar (2)(3)	Director	32

(1)
Member of the Audit Committee.
(2)
Member of the Compensation Committee.
(3)
Member of the Nominating and Corporate Governance Committee.

Executive Officers

Elisabet de los Pinos, Ph.D., is our founder and Chief Executive Officer. Since our founding in January 2010, Dr. de los Pinos has led our strategy and operations and has spearheaded our fundraising efforts. Prior to our founding, she was a brand manager in Eli Lilly & Co.’s oncology business unit, where she was part of the leadership team responsible for the market launch in Europe of Alimta, a drug for the treatment of lung cancer. Earlier in her career, Dr. de los Pinos worked as a post-doctoral fellow at the Institute of Cancer Research at the University of London. She previously completed research fellowships at the Mount Sinai School of Medicine Institute of Molecular Medicine of New York University and at the Georgetown School of Medicine. She is a member of the board of overseers at the Museum of Science, Boston. Dr. de los Pinos has been named to Boston Business Journal’s 2009 “Top 40 under 40” list; as a Mass High Tech “Woman to Watch” in 2010; as a “Technology Pioneer” by the World Economic Forum in 2010; and as one of Goldman Sachs’s “100 Most Intriguing Entrepreneurs” in 2014. Dr. de los Pinos holds a Ph.D., magna cum laude, in Molecular Biology from the University of Barcelona and an M.B.A. from IE Business School.

Julie Feder has served as our Chief Financial Officer since August 2018. Prior to this role, Ms. Feder served as Chief Financial Officer at Verastem, from July 2017 to June 2018, where she was responsible for developing the company’s strategic financial plan and overseeing a rapid financial and staff growth. Prior to joining Verastem, Ms. Feder served as the Chief Financial Officer at CHAI from September 2011 to July 2017. At CHAI, Ms. Feder was responsible for managing a global team across multiple departments and developed the global finance strategy and internal audit, treasury and global payroll functions. Prior to joining CHAI, Ms. Feder spent three years at Genzyme Corporation, as Vice President of Internal Audit and later as Finance Integration Leader. In these roles, she managed the day-to-day operations of Genzyme Corporation’s global internal audit function, while leading the Genzyme Corporation Global Finance integration following Sanofi’s acquisition of Genzyme Corporation. Ms. Feder began her career at Deloitte & Touche LLP, where she was Senior Manager of Audit, Consulting and Enterprise Risk Services. Ms. Feder holds a B.S. in Accounting from Yeshiva University’s Sy Syms School of Business.

J. Jill Hopkins, M.D, has served as our Chief Medical Officer and President of Research & Development since October 2023. Prior to this role, Dr. Hopkins served as Senior Vice President, Global Head of Ophthalmology and Exploratory Development at Novartis (NYSE: NVS and NOVN) and Chief Executive Officer of Gyroscope Therapeutics (Nasdaq: VISN), a Novartis company, where she was responsible for the global ophthalmic pipeline and portfolio of medicines, gene therapy, devices and digital solutions to impact eye disease and reduce visual impairment globally. Previously, Dr. Hopkins spent over a decade at Roche-Genentech in roles of increasing responsibility, most recently as Global Head Ophthalmology Personalized Health Care. Before Roche-Genentech, she spent over 20 years in clinical retinal research and academic practice at the University of Toronto, University of Southern California, and Retina-Vitreous Associates Medical Group. Dr. Hopkins has over 30 years of cross-sector experience in ophthalmology, spanning clinical care, academia, education, industry, advocacy and innovation. Dr. Hopkins received her M.D. from McMaster University and completed her Ophthalmology residency at the University of Toronto. She has completed fellowships in Retinal Disease from Moorfields Eye Hospital in London UK and in Visual Electrophysiology from the Universities of Toronto and Ottawa. Dr. Hopkins is board certified in Ophthalmology from the American Board of Ophthalmology and the Royal College of Surgeons Canada.

Mark Plavsic, Ph.D., has served as our Chief Technology Officer since September 2023. Prior to this role, Dr. Plavsic served as Chief Technology Officer at Fate Therapeutics, Inc. (Nasdaq: FATE), a clinical-stage biopharmaceutical company and was previously Chief Technical Officer at Lysogene, a late-stage gene therapy company. Dr. Plavsic also spent over 10 years at Sanofi Genzyme in Technical Operations, where he was Head of Product Bio-safety and Global Manufacturing Process Improvement, and in Technology Development & Manufacturing, where he was Head of Gene Therapy Development. Before joining Sanofi Genzyme, Dr. Plavsic held various technical leadership positions with AstraZeneca (Nasdaq: AZN), Q-One Biotech Ltd. and Life Technologies. Dr. Plavsic has approximately 30 years of global biopharmaceutical experience including end-to-end technical operations in the United States, Europe and Australasia and successful translation and scale-up of complex biologics from preclinical development through commercial launch and distribution. Dr. Plavsic received his Ph.D. in Virology and Immunology and his DVM from the University of Belgrade, and is board certified in Microbiology, subspeciality Virology from the American College of Veterinary Microbiologists, and Regulatory Affairs Certification credentialed.

Non-Employee Directors

David Johnson has served as a member of our Board since January 2021. He has 25 years of experience in the biopharmaceutical space. Since July 2021, he has been Founder and Chief Executive Officer of Solve Therapeutics, a venture-backed start-up focused on developing next-generation monoclonal antibody (mAb)-based oncology therapeutics. Prior to SolveTx, Mr. Johnson was Chief Executive Officer of VelosBio, which he founded in December 2017 based upon technology licensed from Tom Kipps of University of California, San Diego, built out as a fully functioning preclinical through clinical development organization, and led through an acquisition by Merck & Co. in December 2020 for $2.75B. VelosBio is a clinical stage, oncology-focused, biopharmaceutical company advancing novel ROR1-directed ADCs and bispecific antibodies (BiAbs). VLS-101 Phase 1 clinical proof of concept data was presented at the American Society of Hematology Meeting in the fourth quarter of 2020 and published in manuscript form in 2021. Before VelosBio, Mr. Johnson was with Acerta Pharma, an oncology-focused pharmaceutical company focused on covalent small-molecule technology where he rose to Chief Executive Officer. While with Acerta Pharma, he built out all facets of the corporation, including accelerating the growth of acalabrutinib to rapidly move from early- to late-stage clinical development and launching four global registration directed trials, including an accelerated approval study which ultimately delivered acalabrutinib’s first regulatory approval. His tenure culminated in the execution of a strategic transaction with AstraZeneca valued at $7B. Mr. Johnson is chairman of the board of Zentalis Pharmaceuticals, Inc. (Nasdaq: ZNTL), which is focused on the creation of differentiated small molecules targeting fundamental biological pathways of cancer. From April 2021 until its acquisition by Blueprint Medicine Corporation in December 2021, Mr. Johnson served as chairman of Lengo Therapeutics. Since November 2021, Mr. Johnson has also been a board member of Palleon Pharmaceuticals, Inc., a biopharmaceutical company focused on novel IO therapeutics targeting the immunosuppressive cell surface sialoglycan system associated with cancer cells. Prior to his Chief Executive Officer and board roles, Mr. Johnson held various biopharmaceutical roles of increasing responsibility with Calistoga Pharmaceuticals (acquired by Gilead Sciences), Gloucester Pharmaceuticals (acquired by Celgene), Millennium (acquired by Takeda), Immunex (acquired by Amgen), and Hoffman La-Roche making contributions to many drugs garnering regulatory approval. He has raised $750m+ in biopharma capital and delivered transactions valued at over $10B. Mr. Johnson is a coauthor on numerous publications including four New England Journal of Medicine manuscripts. He has a bachelor’s degree from Indiana University. We believe that Mr. Johnson’s experience as a pharmaceutical business leader provides him with the appropriate set of skills to serve as a member of our Board.

Giovanni Mariggi, Ph.D., has served as a member of our Board since April 2019. Dr. Mariggi is a member of the co-founding team at Medicxi, having served as a Partner since October 2018 and a Principal from February 2016 to September 2018. Prior to Medicxi, Dr. Mariggi served in multiple roles at Index Ventures, or Index, over four years, ultimately serving as a Principal from January 2015 to January 2016. Prior to joining Index, Dr. Mariggi worked at Cancer Research UK’s London Research Institute (now the Crick Institute) conducting research on vascular biology and angiogenesis, whilst also performing competitive intelligence projects as an independent consultant to various biopharma companies. He currently serves on the boards of a number of portfolio companies, including Vicebio Ltd, Vaderis AG and Ateda Therapeutics Limited. Dr. Mariggi holds a Ph.D. in Biochemistry and Molecular Biology from University College London and a B.Sc. in Biochemistry from Imperial College London. We believe Dr. Mariggi’s experience and background in the biopharmaceutical industry provides him with the appropriate set of skills to serve as a member of our Board.

Antony Mattessich has served as a member of our Board since September 2021. Mr. Mattessich is currently the Chief Executive Officer and a member of the board of directors of Ocular Therapeutix (Nasdaq: OCUL), a position he has held since August 2017. Prior to Ocular Therapeutix, beginning in 2009, he served in roles of increasing responsibility at Mundipharma International, including serving as Managing Director from May 2011 to August 2017. Previous to his time at Mundipharma, Mr. Mattessich ran the U.S. respiratory, dermatology and pediatrics group at Novartis. Before Novartis, Mr. Mattessich held several positions at Bristol-Myers Squibb, among them, Managing Director roles in Malaysia/Singapore and The Netherlands, and Head of Operations for the International Medicines Group. Mr. Mattessich holds a Masters in International Affairs from Columbia University and a B.A. from the University of California at Berkeley. We believe Mr. Mattessich’s leadership experience in biotech and pharmaceuticals provides him with the appropriate set of skills to serve as a member of our Board.

Raj Parekh, Ph.D., has served as a member of our Board since 2015. Dr. Parekh joined Advent Life Sciences as a General Partner in 2005, bringing over 20 years of experience in biomedical research and as an entrepreneur and investor. Since joining Advent, he has been involved with portfolio companies primarily engaged in the discovery of new medicines, including Avila Therapeutics, Inc., Aleta Biotherapeutics, Inc., Levicept Ltd., Artax Biopharma, Inc. and Amphista Therapeutics Limited. Earlier in his career, Dr. Parekh co-founded Oxford GlycoSciences, which was sold to UCB-Celltech. He then served as chairman of Galapagos NV, a member of the Supervisory Board of the Novartis Venture Fund and a founding director of Celldex Therapeutics. Dr. Parekh currently serves on the boards of directors of several portfolio companies, including Arrakis Therapeutics and Levicept Ltd. Previously, Dr. Parekh served on the board of directors of Eloxx Pharmaceuticals (Nasdaq: ELOX). Dr. Parekh holds a Ph.D. in Molecular Medicine and an M.A. in Biochemistry from Oxford University. We believe Dr. Parekh’s experience and background provides him with the appropriate set of skills to serve as a member of our Board.

Sapna Srivastava, Ph.D., has served as a member of our Board since May 2021. Dr. Srivastava most recently served as the Interim Chief Financial Officer at eGenesis, Inc., or eGenesis, a position she has held from March 2021 until October 2021. Prior to eGenesis, she held similar roles as the Chief Financial and Strategy Officer at Abide Therapeutics, Inc. (acquired by Lundbeck) from September 2017 to January 2019 and at Intellia Therapeutics, Inc., or Intellia, from April 2015 to December 2016. In these positions, she has played a key role in equity financings including a successful initial public offering, strategic alliances, mergers and acquisitions and shaping the strategic direction of the companies. Before Intellia, Dr. Srivastava spent more than a decade as a senior biotechnology analyst for Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and ThinkEquity Partners. She served on the board of directors of Talaris Therapeutics, Inc. (Nasdaq: TALS) from January 2021 to October 2023 until it merged with Tourmaline Bio, Inc. (Nasdaq: TRML) in October 2023 and has since served on the board of Tourmaline Bio, Inc. She also currently serves of the boards of directors of Nuvalent, Inc. (Nasdaq: NUVL), SQZ Biotechnologies Company (Nasdaq: SQZ), Social Capital Suvretta Holdings Corp. II (Nasdaq: DNAB), a special purpose acquisition corporation, and Innoviva, Inc. (Nasdaq: INVA). Dr. Srivastava holds a Ph.D. in Neuroscience from the New York University School of Medicine and a B.S. in Microbiology from St. Xavier’s College at the University of Mumbai. We believe Dr. Srivastava’s experience as an executive officer in the biopharmaceutical industry and investment banking provides her with the appropriate set of skills to serve as a member of our Board.

Our Board recognizes that Dr. Srivastava serves as a director of multiple other public companies, and we believe that it is strongly in the best interests of our company, and our stockholders that Dr. Srivastava serves as a director. Our Board considered her extensive experience serving on the boards of publicly traded life sciences companies and high-level accounting and financial expertise as key attributes in her selection.

Karan Takhar has served as a member of our Board since March 2021. Since 2013, Mr. Takhar has held roles of increasing responsibility at Matrix Capital Management, L.P., or Matrix, an investment fund focused on technology and life sciences. He currently serves as a Senior Managing Director and the head of Life Sciences investing, a position he has held since February 2021. He previously served as a Managing Director from January 2017 to January 2021 and as a Vice President from January 2016 to December 2016. Mr. Takhar has served as a member of the board of directors of Zentalis (Nasdaq: ZNTL) since December 2017. Mr. Takhar received a B.S. in Economics and Mathematics from the Massachusetts Institute of Technology. We believe Mr. Takhar’s experience investing in life sciences companies provides him with the appropriate set of skills to serve as a member of our Board.

Family Relationships and Arrangements

There are no family relationships between or among any of our directors or executive officers. The principal occupation and employment during the past five years of each of our directors was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. The full text of our Code of Business Conduct and Ethics is posted on our website at https://ir.aurabiosciences.com/corporate-governance/documents-charters. The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report, and you should not consider that information a part of this Annual Report. If we make any substantive amendments to, or grant any waivers from, our Code of Business Conduct and Ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Recommendation of Director Nominees by Stockholders

There have been no material changes to the procedures by which our stockholders may recommend nominees to the Board.

Audit Committee

The members of our Audit Committee are Sapna Srivastava, Ph.D., Giovanni Mariggi, Ph.D., and Antony Mattessich. Dr. Srivastava is the Chair of the Audit Committee. Our Board has determined that all members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq listing rules and that Dr. Srivastava is a “audit committee financial expert” (within the meaning of applicable SEC regulations). Please see “—Non-Employee Directors—Sapna Srivastava, Ph.D.” for more information. Each of the members of the audit committee is independent pursuant to applicable Nasdaq listing standards.

Policy on Trading, Pledging and Hedging of Company Stock

Certain transactions in our securities (such as purchases and sales of publicly traded put and call options, and short sales) create a heightened compliance risk or could create the appearance of misalignment between management and stockholders. In addition, securities held in a margin account or pledged as collateral may be sold without consent if the owner fails to meet a margin call or defaults on the loan, thus creating the risk that a sale may occur at a time when an officer or director is aware of material, non-public information or otherwise is not permitted to trade in our securities. Our insider trading policy expressly prohibits derivative transactions of our stock by our executive officers, directors, employees, consultants and designated contractors. Our insider trading policy expressly prohibits purchases of any derivative securities that provide the economic equivalent of ownership.

Item 11. Executive Compensation.

Executive Compensation Overview

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities

Act. This section provides an overview of the compensation awarded to and earned by each individual who served as our principal executive officer at any time during the year ended December 31, 2023 and to our next two most highly compensated executive officers in respect of their service to our company for our year ended December 31, 2023. We refer to these individuals as our “named executive officers.” Our named executive officers for the year ended December 31, 2023 are:

▪
Elisabet de los Pinos, Ph.D., our President and Chief Executive Officer;
▪
Julie B. Feder, our Chief Financial Officer; and
▪
Cadmus C. Rich, M.D., our former Chief Medical Officer.

2023 Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years indicated.

	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)		Total ($)
Elisabet de los Pinos, Ph.D.	2023	585,525	1,240,688	1,908,750	289,835	19,800		4,044,598
President, Chief Executive Officer and Director	2022	555,000	—	—	222,000	18,300		795,300
Julie B. Feder	2023	437,825	496,275	763,500	166,374	—		1,863,974
Chief Financial Officer
Cadmus C. Rich, M.D.	2023	388,125	347,393	534,450	—	399,214	(4)	1,669,182
Former Chief Medical Officer	2022	440,000	—	—	123,200	18,300		581,500

(1)
Amounts represent the aggregate grant date fair value of the restricted stock unit and option awards granted to our named executive officers during the fiscal year ended December 31, 2023, computed in accordance with FASB Accounting Standards Codification Topic 718, or FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 9 to our consolidated financial statements included in this Annual Report for the fiscal year ended December 31, 2023. This amount does not correspond to the actual value that may be recognized by the named executive officer upon exercise of the applicable award or sale of the underlying shares of stock.
(2)
Amounts represent the annual bonuses paid with respect to achievement of our company and, if applicable, individual performance objectives for 2023 and 2022.
(3)
The amounts reported represent matching contributions made by us under our 401(k) plan.
(4)
Dr. Rich resigned as Chief Medical Officer effective October 16, 2023. Amount reported represents (i) $19,800 in employer matching contributions made by us under our 401(k) plan, (ii) $12,189 in accrued vacation and (iii) nine months’ of severance ($341,550) and nine months’ of benefits continuation ($25,675) paid or accrued in 2023 pursuant to a Transition Agreement as described below under “—Executive Employment Arrangements.”

Narrative to 2023 Summary Compensation Table

Our Board and Compensation Committee review compensation annually for our executive officers. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders and a long-term commitment to our company. We target a general competitive position, based on independent third-party benchmark analytics to inform the mix of compensation of base salary, bonus or long-term incentives.

Our Compensation Committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our executive compensation programs and related policies. In fiscal year 2023 the Compensation Committee continued to retain Pay Governance to provide it with market information, analysis and other advice relating to executive compensation on an ongoing basis. The Compensation Committee engaged Pay Governance to, among other things, assist in developing a group of peer companies to help us determine overall compensation for our executive officers, as well as to assess each separate element of compensation. The goal was to ensure that the compensation we offer to our executive officers, individually as well as in the aggregate, is competitive and aligned with our business and executive talent requirements. We do not believe the retention of, and the work performed by, Pay Governance creates any conflict of interest because Pay Governance performs no other work for our company besides advising the Compensation Committee.

Our Compensation Committee is responsible for determining the compensation for all executive officers. Based on its discretion, taking into account the factors noted above, the Compensation Committee sets the compensation for each executive officer, including for the Chief Executive Officer, without the Chief Executive Officer present.

Base Salaries

Our named executive officers each receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salaries are reviewed annually, typically in connection with our annual performance review process, approved by our Board or Compensation Committee, and may be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

For fiscal year 2023, the annual base salary for each of Dr. de los Pinos, Ms. Feder and Dr. Rich were $585,525, $437,825 and $455,400, respectively.

Bonuses

We pay cash bonuses to reward our executives for their performance over the fiscal year, based on the achievement of certain corporate performance goals and, if applicable, individual performance goals. We believe such bonuses properly incentivize our named executive officers and allow us to remain competitive within the marketplace. The target annual bonuses for Dr. de los Pinos, Ms. Feder and Dr. Rich for the fiscal year ended December 31, 2023 were 55%, 40% and 40% of annual base salary, respectively. Based on our achievement of the applicable performance goals for 2023, the Compensation Committee determined that we had achieved 90% of our corporate goals, and, after evaluating applicable individual performance goals, each named executive officer (other than Dr. Rich) earned the amount set forth in the 2023 Summary Compensation Table above. Dr. Rich resigned in October 2023 and, accordingly, was not eligible to earn a bonus for 2023 performance.

Equity Compensation

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants promote executive retention because they incentivize our executive officers to remain in our employment during the vesting period. Accordingly, our Board or our Compensation Committee periodically reviews the equity incentive compensation of our named executive officers and may grant equity incentive awards to them from time to time. During fiscal year 2023, we granted both options and restricted stock units to our named executive officers.

Perquisites

We generally do not provide perquisites to our executives, other than matching contributions to our 401(k) plan, reimbursements for certain travel and relocation expenses and certain other de minimis perquisites to our executive officers, including our named executive officers.

Aura Biosciences, Inc. 401(k) Plan

We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. Our 401(k) plan is intended to qualify for favorable tax treatment under Section 401(a) of the Code, and contains a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Code. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Executive Employment Arrangements

Elisabet de los Pinos, Ph.D.

We entered into an employment agreement with Dr. de los Pinos, who serves as our Chief Executive Officer, in January 2015, which we amended in October 2017, or as amended, the de los Pinos Employment Agreement. The de los Pinos Employment Agreement provides for Dr. de los Pinos’s at-will employment, base salary, and annual target bonus. Dr. de los Pinos is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Pursuant to the de los Pinos Employment Agreement, in the event that Dr. de los Pinos’s employment is terminated by us without “cause” or by Dr. de los Pinos for “good reason” (as defined in the de los Pinos Employment Agreement), subject to the execution and effectiveness of a release within 60 days of such termination, she will be entitled to receive (i) 12 months of base salary continuation and a pro-rata share of any bonus for which Dr. de los Pinos was eligible, (ii) continued vesting of stock options for 12 months and (iii) subject to the Dr. de los Pinos’s timely election to continue COBRA health coverage and copayment of premium amounts at the applicable active employees’ rate, we will continue to pay the share of the premiums that we would have paid to provide health insurance to Dr. de los Pinos for the 12 month severance period. In the event that such termination occurs within nine months after a “change of control” (as defined in the de los Pinos Employment Agreement), Dr. de los Pinos will, subject to the execution and effectiveness of a release within 60 days of such termination, be entitled to receive a lump sum payment equal to 12 months of base salary as of the date of termination.

The de los Pinos Employment Agreement contains non-competition and non-solicitation provisions that apply during Dr. de los Pinos’s employment with us and for one year thereafter.

Julie Feder

In August 2018, we entered into an employment offer letter, or the Feder Offer Letter, with Ms. Feder, for the position of Chief Financial Officer. The Feder Offer Letter provides for Ms. Feder’s at-will employment, base salary, and target annual bonus. Ms. Feder is eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Pursuant to the Feder Offer Letter, in the event that Ms. Feder’s employment is terminated by us without “cause” (as defined in the Feder Offer Letter), subject to her execution of a release within 60 days of such termination, she will be entitled to receive (i) continuation of her annual base salary for nine months and (ii) subject to Ms. Feder’s timely election to continue COBRA health coverage and copayment of premium amounts at the applicable active employees’ rate, a monthly cash payment equal to the amount that we would have paid to provide health insurance to Ms. Feder for nine months.

Ms. Feder has also entered into a Confidential Information, Non-Solicitation, and Invention Assignment Agreement with us that contains non-solicitation and non-disclosure provisions that apply during and for one year following her employment with us.

Cadmus Rich, M.D.

On October 16, 2023, Dr. Rich resigned as Chief Medical Officer and transitioned into the role of Senior Clinical Advisor until November 7, 2023, or the Departure Date. Following the Departure Date, pursuant to a Resignation and Consulting Agreement with us, or the Consulting Agreement, Dr. Rich will remain with our company as Senior Clinical Advisor for an additional period of nine months beginning on the Departure Date, or the Consulting Period. Pursuant to the Consulting Agreement, Dr. Rich will be entitled to continued vesting of his restricted stock units and stock options, subject to the terms and conditions of 2021 Plan and associated restricted stock unit award agreements and stock option agreements. In connection with Dr. Rich’s resignation, we and Dr. Rich entered into a Transition and Release Agreement, or the Transition Agreement, effective on November 7, 2023. Pursuant to the Transition Agreement and subject to entering into a release of claims in favor of our company, Dr. Rich is entitled to receive (i) severance pay equal to continuation of his annual base salary for nine months and (ii) subject to Dr. Rich’s timely election to continue COBRA health coverage and copayment of premium amounts at the applicable active employees’ rate, a monthly cash payment equal to the amount that our company would have paid to provide health insurance to Dr. Rich until the earlier of nine months, eligibility for medical care coverage through other employment or termination of eligibility under COBRA. Any continued vesting relating to Dr. Rich’s existing equity awards were subject, upon the Departure Date, to his entry into the Consulting Agreement. The Transition Agreement also includes customary confidentiality and non-disparagement provisions.

Compensation Risk Assessment

We believe that although a portion of the compensation provided to our executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking. This is primarily due to the fact that our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals, in particular in connection with our pay-for-performance compensation philosophy. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

Outstanding Equity Awards at Fiscal 2023 Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of fiscal year 2023:

	OPTION AWARDS (1)						STOCK AWARDS
NAME	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Elisabet de los Pinos	1/19/2023	—	—		—	—	121,875	(3)	1,079,813
	1/19/2023	—	187,500	(4)	10.18	1/19/2033	—		—
	10/28/2021	—	—		—	—	37,178	(5)	329,397
	10/28/2021	172,656	146,094	(6)	14.00	10/28/2031	—		—
	6/28/2021	387,779	232,658	(7)	5.48	6/28/2031	—		—
	3/16/2020	186,769	8,120	(8)	4.25	3/16/2030	—		—
	2/6/2019	63,548	—		3.16	2/6/2029	—		—
	2/21/2018	364,963	—		2.74	2/21/2028	—		—
	7/7/2017	14,598	—		5.21	7/7/2027	—		—
	4/11/2016	14,598	—		5.48	4/11/2026	—		—
	6/2/2015	10,948	—		5.07	6/2/2025	—		—
	10/1/2014	5,474	—		5.76	10/1/2024	—		—
Julie Feder	1/19/2023	—	—		—	—	48,750	(3)	431,925
	1/19/2023	—	75,000	(4)	10.18	1/19/2033	—		—
	10/28/2021	—	—		—	—	13,124	(5)	116,279
	10/28/2021	60,937	51,563	(6)	14.00	10/28/2031	—		—
	6/28/2021	78,471	47,076	(7)	5.48	6/28/2031	—		—
	3/16/2020	33,534	1,457	(8)	4.25	3/16/2030	—		—
	2/6/2019	18,248	—		3.16	2/6/2029	—		—
	10/3/2018	85,757	—		2.74	10/3/2028	—		—
Cadmus Rich (9)	1/19/2023	—	—		—	—	34,125	(3)	302,348
	1/19/2023	—	52,500	(4)	10.18	1/19/2033	—		—
	10/28/2021	—	—		—	—	13,124	(5)	116,279
	10/28/2021	60,937	51,563	(6)	14.00	10/28/2031	—		—
	6/28/2021	78,471	47,076	(7)	5.48	6/28/2031	—		—
	3/16/2020	39,695	1,727	(8)	4.25	3/16/2030	—		—
	2/6/2019	18,248	—		3.16	2/6/2029	—		—
	2/21/2018	80,291	—		2.74	2/21/2028	—		—
	10/11/2017	29,197	—		5.21	10/11/2027	—		—

(1)
Each of the outstanding equity awards in the table above granted prior to our IPO was granted pursuant to our Amended and Restated 2009 Stock Option and Restricted Stock Plan, or the 2009 Plan, or our 2018 Equity Incentive Plan, or the 2018 Plan. Each of the outstanding equity awards in the table above granted following our IPO was granted pursuant to our 2021 Stock Option and Incentive Plan, or the 2021 Plan.
(2)
Amounts are equal to $8.86, the closing price of our common stock on December 29, 2023, the last trading day of 2023, times the number of unvested restricted stock units.
(3)
The restricted stock units vest in four equal annual installments following January 23, 2023.
(4)
25% of the shares subject to this stock option vest on the first anniversary of January 23, 2023 with the remainder vesting thereafter in 36 equal monthly installments.
(5)
The restricted stock units vest in four equal annual installments following October 28, 2021.
(6)
25% of the shares subject to this stock option vest on the first anniversary of October 28, 2021 with the remainder vesting thereafter in 36 equal monthly installments.
(7)
The shares vest in 48 equal monthly installments beginning on the one-month anniversary of the vesting commencement date of June 28, 2021.
(8)
The shares vest in 48 equal monthly installments beginning on the one-month anniversary of the vesting commencement date of February 6, 2020.
(9)
Dr. Rich resigned as Chief Medical Officer effective October 16, 2023 and departed as an employee on November 7, 2023. Pursuant to the Consulting Agreement, Dr. Rich shall continue to vest in all outstanding options and restricted stock units during a nine-month consulting period, as described above under “—Executive Employment Arrangements.”

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board and received compensation for such service during fiscal year 2023. Directors who also serve as employees received no additional compensation for their service as directors. During fiscal year 2023, Elisabet de los Pinos, Ph.D., our Chief Executive Officer, was a member of our Board, as well as an employee, and received no additional compensation for her services as a director. See the section titled “2023 Summary Compensation Table” for more information about her compensation in fiscal year 2023.

2023 Director Compensation Table

NAME	FEES EARNED OR PAID IN CASH ($)		OPTION AWARDS ($) (1)(2)	TOTAL ($)
David Johnson	$84,000		$205,280	$289,280
Giovanni Mariggi, Ph.D. (3)	—		—	—
Antony Mattessich	$55,500		$205,280	$260,780
Rajesh Parekh, Ph.D.	$40,000	(4)	$205,280	$245,280
Sapna Srivastava, Ph.D.	$55,000		$205,280	$260,280
Karan Takhar (5)	—		—	—

(1)
Amounts represent the aggregate grant date fair value of option awards granted to our directors during our fiscal year ended December 31, 2023, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 9 to our consolidated financial statements included in this Annual Report for the fiscal year ended December 31, 2023. This amount does not correspond to the actual value that may be recognized by the director upon exercise of the applicable award or sale of the underlying shares of stock. Except as noted below, none of our directors held options to purchase our common stock or any other stock awards as of December 31, 2023.
(2)
As of December 31, 2023, none of our non-employee directors held unvested stock awards. The table below reflects the aggregate number of outstanding stock options held by our non-employee directors as of December 31, 2023:

NAME	AGGREGATE NUMBER OF SHARES SUBJECT TO STOCK OPTIONS HELD AS OF DECEMBER 31, 2023 (#)
David Johnson	377,167
Giovanni Mariggi, Ph.D.	—
Antony Mattessich	101,649
Rajesh Parekh, Ph.D.	48,000
Sapna Srivastava, Ph.D.	101,649
Karan Takhar	—

(3)
Dr. Mariggi has waived all compensation and stock options for which he would otherwise be eligible as a non-employee director.
(4)
These cash fees were paid directly to a fund affiliated with Dr. Parekh’s employer, Advent Life Sciences.
(5)
Mr. Takhar has waived all compensation and stock options that he would otherwise be eligible to receive for his service as a non-employee director.

Non-Employee Director Compensation Policy

Our non-employee directors are compensated pursuant to a formal policy pursuant to which we pay our non-employee directors a cash retainer for service on our Board and for service on each committee on which the director is a member. The Chair of each committee receives a higher retainer for such service. The fees paid to non-employee directors for service on our Board and for service on each committee of our Board on which the director is a member are as follows:

Board of Directors:
Members	$40,000
Annual retainer for non-executive chair	$30,000
Audit Committee:
Members (other than chair)	$7,500
Retainer for chair	$15,000
Compensation Committee:
Members (other than chair)	$5,000
Retainer for chair	$10,000
Nominating and Corporate Governance Committee:
Members (other than chair)	$4,000
Retainer for chair	$8,000

In addition, the non-employee director compensation policy provides that, upon initial election to our Board, each non-employee director will be granted an option to purchase 32,000 shares of our common stock, or the Initial Grant. The Initial Grant will vest in equal installments on the first, second and third anniversaries of the grant date, subject to continued service through the applicable vesting date. Furthermore, on the date of each annual meeting of stockholders, each non-employee director who continues as a non-employee director following such meeting will be granted an annual option to purchase 16,000 shares of our common stock, or the Annual Grant. The Annual Grant will vest in full on the earlier of (i) the first anniversary of the grant date or (ii) our next annual meeting of stockholders, subject to continued service through the applicable vesting date. Such awards are subject to full accelerated vesting upon the sale of our company.

We will reimburse all reasonable out-of-pocket expenses incurred by directors for their attendance at meetings of our Board or any committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2023 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)		Weighted-average exercise price of outstanding options, warrants and rights ($)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
	(a)		(b)		(c)
Equity compensation plans approved by security holders(1)	6,123,753	(2)	8.46	(2)	6,946,623	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	6,123,753		8.46		6,946,623

(1)
Includes the following plans: the 2009 Plan, the 2018 Plan, the 2021 Plan, and our 2021 Employee Stock Purchase Plan, or the 2021 ESPP.
(2)
Consists of 5,030,351 shares issuable upon the exercise of outstanding options under the 2009 Plan, the 2018 Plan, and the 2021 Plan and 1,093,402 shares issuable upon the vesting of restricted stock units. This does not include purchase rights under the 2021 ESPP because the purchase right (and therefore the number of shares to be purchased) will not be determined until the end of the current purchase period. Since restricted stock units do not have any exercise price, such units are not included in the weighted average exercise price calculation.

(3)
As of December 31, 2023, a total of 3,307,871 shares of our common stock have been reserved for issuance pursuant to the 2021 Plan, which number excludes the 2,457,539 shares that were added to the plan as a result of the automatic annual increase on January 1, 2024. The 2021 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation Committee. This number will be subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated, other than by exercise, under the 2021 Plan, the 2018 Plan and the 2009 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan. Our company no longer makes grants under the 2009 Plan and 2018 Plan. As of December 31, 2023, a total of 947,639 shares of our common stock have been reserved for issuance pursuant to the 2021 ESPP, which number excludes the 335,217 shares that were added to the plan as a result of the automatic annual increase on January 1, 2024. The 2021 ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by the lesser of (i) 335,217 shares of our common stock, (ii) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the Compensation Committee. This number will be subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of March 20, 2024 by:

▪
each of our directors;
▪
each of our named executive officers;
▪
all of our directors and executive officers as a group; and
▪
each person, or group of affiliated persons, who is known by us to beneficially own greater-than-5.0% of our common stock.

The column entitled “Shares Beneficially Owned” is based on a total of 49,504,405 shares of our common stock outstanding as of March 20, 2024.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 20, 2024 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Name and address of beneficial owner (1)	Shares Beneficially Owned	Percentage
> 5% Stockholders:
Matrix Capital Management Master Fund, LP (2)	6,922,870	14.0%
Eventide Asset Management, LLC (3)	5,802,682	11.7%
Adage Capital Partners, L.P. (4)	4,225,000	8.5%
Citadel-Multi Strategy Equities Master Fund Ltd. (5)	3,631,494	7.3%
Entities affiliated with Medicxi (6)	3,039,892	6.1%
Named Executive Officers and Directors:
Elisabet de los Pinos, Ph.D. (7)	1,534,335	3.0%
Cadmus Rich, M.D. (8)	225,865	*
Julie Feder (9)	336,548	*
David Johnson (10)	722,634	1.5%
Giovanni Mariggi, Ph.D.	—	—
Raj Parekh, Ph.D. (11)	32,000	*
Sapna Srivastava, Ph.D. (12)	72,243	*
Karan Takhar	—	—
Antony Mattessich (13)	66,658	*
All current executive officers and directors as a group (10 persons) (14)	2,764,418	5.3%

* Represents beneficial ownership of less than one percent.

(1)
Unless otherwise indicated, the address for each beneficial owner is c/o Aura Biosciences, Inc., 80 Guest Street, Boston, MA 02135.
(2)
Information herein is based on the Schedule 13D/A filed with the SEC on November 9, 2023, jointly, by Matrix Capital Management Company LP, or Investment Manager, and David E. Goel, or together with Investment Manager, the Reporting Persons. Matrix Capital Management Master Fund, LP, or Matrix is the record owner of 6,922,870 shares of common stock. Investment Manager is the investment advisor to Matrix with respect to the shares of common stock held by Matrix. Mr. Goel serves as the Managing General Partner of Investment Manager with respect to the shares of common stock held by Matrix. Karan Takhar, a member of our Board, is a Senior Managing Director of Matrix and may be deemed to have voting and dispositive power over the shares held by Matrix. The mailing address for Matrix is 1000 Winter Street, Suite 4500, Waltham, Massachusetts 02451.
(3)
Information herein is based on the Schedule 13G/A filed with the SEC on December 11, 2023, jointly, by Eventide Asset Management, LLC, or Eventide, Finny Kuruvilla, M.D. Ph. D., and Robin C. John, or collectively, the Reporting Persons, with respect to the shares owned by Eventide. Eventide Healthcare & Life Sciences Fund, or Eventide Fund, a registered investment company, is the record owner of 5,802,682 shares of common stock. Eventide is the investment advisor to Eventide Fund Eventide. Finny Kuruvilla, M.D. Ph. D., and Robin C. John have the shared power to vote or direct the vote of, and/or shared power to dispose or to direct the disposition of, the shares held by Eventide and Eventide Fund. The address for each of the persons and entities named in this footnote is One International Place, Suite 4210, Boston, MA 02110.
(4)
Information herein is based on the Schedule 13G/A filed with the SEC on February 7, 2024, jointly, by Adage Capital Partners, L.P., or ACP, Adage Capital Partners GP, L.L.C., or ACPGP, Adage Capital Management, L.P., or ACM, Robert Atchinson and Phillip Gross, or together, the Reporting Persons. ACP is the record owner of 4,225,000 shares of common stock. ACPGP is the general partner of ACP. ACM is the investment manager of ACP. Mr. Atchinson is (a) a managing member of Adage Capital Advisors, L.L.C., or ACA, managing member of ACPGP, and (b) a managing member of Adage Capital Partners LLC, or ACPLLC, general partner of ACM. Mr. Gross is (a) a managing member of ACA, managing member of ACPGP, and (b) a managing member of ACPLLC, general partner of ACM. Mr. Atchinson and Mr. Gross have shared power to vote the shares beneficially owned by ACP. The address for ACP, Mr. Atchinson and Mr. Gross is 200 Clarendon Street, 52nd floor, Boston, Massachusetts 02116.

(5)
Information herein is based on the Schedule 13G/A filed with the SEC on February 14, 2024, jointly, by Citadel Advisors LLC, or Citadel Advisors, Citadel Advisors Holdings LP, or CAH, Citadel GP LLC, or CGP, Citadel Securities LLC, or Citadel Securities, Citadel Securities Group LP, or CALC4, Citadel Securities GP LLC, or CSGP, and Kenneth Griffin, or collectively, the Reporting Persons, with respect to the shares owned by Citadel Multi-Strategy Equities Master Fund Ltd., or Citadel, CRBU Holdings LLC, or CRBH, and Citadel Securities. Citadel is the record owner of 3,568,099 shares of common stock, CRBH is the record owner of 37,967 shares of common stock and Citadel Securities is the record owner of 25,428 shares of common stock. Citadel Advisors is the portfolio manager of Citadel. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of CRBH and Citadel Securities. CSGP is the general partner of CALC4. Kenneth Griffin owns a controlling interest in CGP and CSGP and may be deemed to have shared power to vote or direct the vote of, and/or shared power to dispose or to direct the disposition of, the shares held by Citadel, CRBU and Citadel Securities. The foregoing should not be construed as an admission that Mr. Griffin or any of the Citadel-related entities is the beneficial owner of any of our securities other than the securities actually owned by such person (if any). The address for each of the persons and entities named in this footnote is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131
(6)
Information herein is based on the Schedule 13D filed with the SEC on November 10, 2021, jointly, by Medicxi Growth I LP, or Growth I, Medicxi Growth Co-Invest I LP, Growth Co-Invest I, and, together with Growth I, the Medicxi Funds, Medicxi Growth I GP Limited, or Growth I GP, and Medicxi Ventures Management (Jersey) Limited, or Medicxi Manager and, collectively with the Medicxi Funds and Growth I GP, the Reporting Person. Growth I is the record owner of 2,969,352 shares of common stock and Growth Co-Invest I is the record owner of 70,540 shares of common stock. Growth I GP is the sole managing general partner of the Medicxi Funds, and Medicxi Manager is the sole manager of the Medicxi Funds. Growth I GP and Medicxi Manager may be deemed to have voting and dispositive power over the shares held by the Medicxi Funds. The share ownership reported by the Medicxi Funds does not include any shares beneficially owned by Index Ventures Life VI (Jersey) LP and Yucca (Jersey) SLP, and each of the Medicxi Funds and their affiliates disclaim beneficial ownership of the securities beneficially owned by Index Ventures Life VI (Jersey) LP, Yucca (Jersey) SLP and their affiliates. Giovanni Mariggi, Ph.D. is a member of Medicxi and a member of our Board. The address of the principal business office of each of the Medicxi Funds is c/o Intertrust Fund Services (Jersey) Limited, 44 Esplanade, St. Helier, Jersey JE4 9WG.
(7)
Consists of (i) 131,412 shares of common stock held of record by EdlP Revocable Trust, (ii) [36,503] shares of common stock issuable upon the vesting of restricted stock units within 60 days after March 20, 2024, and (iii) options to purchase 1,366,420 shares of our common stock that are exercisable within 60 days of March 20, 2024.
(8)
Consists of options to purchase 225,865 shares of our common stock that are exercisable within 60 days of March 20, 2024.
(9)
Consists of (i) 13,305 shares of common stock issuable upon the vesting of restricted stock units within 60 days after March 20, 2024, and (ii) options to purchase 323,243 shares of our common stock that are exercisable within 60 days of March 20, 2024.
(10)
Consists of (i) 139,672 shares of common stock held by Velosity Capital Management LLC, an entity that Mr. Johnson is the sole member of, (ii) 135,667 shares of common stock held individually, (iii) 150,000 shares of common stock held in irrevocable trusts, and (iv) options to purchase [297,295] shares of our common stock that are exercisable within 60 days of March 20, 2024, which are individually held by Mr. Johnson.
(11)
Consists of options to purchase 32,000 shares of our common stock that are exercisable within 60 days of March 20, 2024.
(12)
Consists of options to purchase 72,243 shares of our common stock that are exercisable within 60 days of March 20, 2024.
(13)
Consists of options to purchase 66,658 shares of our common stock that are exercisable within 60 days of March 20, 2024.
(14)
Consists of 556,751 shares of our common stock, 49,808 shares of common stock issuable upon the vesting of restricted stock units within 60 days after March 20, 2024, and options to purchase 2,157,859 shares of our common stock that are exercisable within 60 days of March 20, 2024. Excludes shares held by Dr. Rich, who is not a current executive officer.

Communications with Board of Directors

Any interested party with concerns about our company may report such concerns to the Board or the Chairman of our Board or the Chair of our Nominating and Corporate Governance Committee, by submitting a written communication to the attention of such director to c/o Aura Biosciences, Inc., 80 Guest Street
Boston, MA 02135, United States.

You may submit your concern anonymously or confidentially by postal mail. You may also indicate whether you are a stockholder, customer, supplier, or other interested party.

A copy of any such written communication may also be forwarded to our legal counsel and a copy of such communication may be retained for a reasonable period of time. The director may discuss the matter with our legal counsel, with independent advisors, with non-management directors, or with our management, or may take other action or no action as the director determines in good faith, using reasonable judgment, and applying his or her own discretion.

Communications may be forwarded to other directors if they relate to important substantive matters and include suggestions or comments that may be important for other directors to know. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances, and matters as to which we tend to receive repetitive or duplicative communications.

The Audit Committee oversees the procedures for the receipt, retention, and treatment of complaints received by our company regarding accounting, internal accounting controls, or audit matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting, internal accounting controls or auditing matters. We have also established a toll-free telephone number for the reporting of such activity, which is 877-554-1974.

Board Committees

Our Board has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each of which operate pursuant to a charter adopted by our Board. We believe that the composition and functioning of all of our committees comply with the applicable requirements of Nasdaq, the Sarbanes-Oxley Act of 2002 and the SEC rules and regulations that are applicable to us. We intend to comply with future requirements to the extent they become applicable to us.

The full text of our Audit Committee charter, Compensation Committee charter and Nominating and Corporate Governance charter is posted on the investor relations portion of our website at https://aurabiosciences.com/. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report, and you should not consider it a part of this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the compensation agreements and other arrangements described under “Executive Compensation” and “Non-Employee Director Compensation” in this Annual Report and the transactions described below, since January 1, 2022, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total assets amounts at December 31, 2022 and 2023) and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

2022 Public Offering

In December 2022, in connection with a public offering, we sold an aggregate of 7,705,000 shares of common stock, including the exercise in full by the underwriters of their exercise to purchase up to 1,005,000 shares at a public offering price of $12.00 per share, or the 2022 Public Offering. The aggregate gross proceeds to us from the 2022 Public Offering were approximately $92.5 million, before deducting underwriting discounts and commissions and other offering expenses. The following table summarizes purchases of our shares of common stock by related persons in connection with the 2022 Public Offering:

STOCKHOLDER	SHARES OF COMMON STOCK	TOTAL PURCHASE PRICE
Matrix Capital Management Master Fund, LP(1)	1,250,000	15,000,000

(1)
Matrix Capital Management Master Fund, LP, beneficially owns more than five percent of our outstanding capital stock. Karan Takhar is an affiliate of Matrix Capital Management Master Fund, LP and a member of our Board.

2023 Public Offering

In November 2023, in connection with a public offering, we sold an aggregate of 11,000,000 shares of common stock at a public offering price of $9.00 per share, or the 2023 Public Offering. The aggregate gross proceeds to us from the 2023 Public Offering were approximately $99.0 million, before deducting underwriting discounts and commissions and other offering expenses. The following table summarizes purchases of our shares of common stock by related persons in connection with the 2023 Public Offering:

STOCKHOLDER	SHARES OF COMMON STOCK	TOTAL PURCHASE PRICE
Matrix Capital Management Master Fund, LP(1)	1,560,000	14,040,000

(1)
Matrix Capital Management Master Fund, LP, beneficially owns more than five percent of our outstanding capital stock. Karan Takhar is an affiliate of Matrix Capital Management Master Fund, LP and a member of our Board.

Agreements with Stockholders

In connection with our Series E convertible preferred stock financing, we entered into investors’ rights, voting and right of first refusal and co-sale agreements containing registration rights, information rights, voting rights and rights of first refusal, among other things, with certain holders of our preferred stock and certain holders of our common stock. These stockholder agreements terminated upon the closing of our IPO in November 2021, except for the registration rights granted under our investors’ rights agreement, as more fully described in our Description of Securities, filed as Exhibit 4.1 to this Annual Report.

Indemnification Agreements

We have entered into agreements to indemnify our directors and executive officers. These agreements, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on our behalf or that person’s status as a member of our Board to the maximum extent allowed under Delaware law.

Policies for Approval of Related Party Transactions

Our Board reviews and approves transactions with directors, officers and holders of five percent or more of our voting securities and their affiliates, each a related party. Prior to our IPO in November 2021, the material facts as to the related party’s relationship or interest in the transaction were disclosed to our Board prior to their consideration of such transaction, and the transaction was not considered approved by our Board unless a majority of the directors who are not interested in the transaction approved the transaction. Further, when stockholders are entitled to vote on a transaction with a related party, the material facts of the related party’s relationship or interest in the transaction were disclosed to the stockholders, who must approve the transaction in good faith.

In connection with our IPO in November 2021, we adopted a written related party transactions policy that provides that such transactions must be approved by our Audit Committee. This policy became effective on the date on which the registration statement related to our IPO was declared effective by the SEC. Pursuant to this policy, the Audit Committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person will be defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members.

Director Independence

Under the Nasdaq listing rules, independent directors must comprise a majority of a listed company’s board of directors within twelve months from the date of listing. In addition, the Nasdaq listing rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent within twelve months from the date of listing. Audit committee members must also satisfy additional independence criteria, including those set forth in Rule 10A-3 under the Exchange Act, and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under Nasdaq listing rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries, other than compensation for board service; or (2) be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board of directors must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

In March 2024, our Board undertook a review of the composition of our Board and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that all members of the Board, except Elisabet de los Pinos, Ph.D., are independent directors, including for purposes of Nasdaq and the SEC rules. In making that determination, our Board considered the relationships that each director has with us and all other facts and circumstances the Board deemed relevant in determining independence, including the potential deemed beneficial ownership of our capital stock by each director and respective affiliations, including non-employee directors that are affiliated with certain of our major stockholders. We expect that the composition and functioning of our Board and each of our committees will continue to comply with all applicable requirements of Nasdaq and the rules and regulations of the SEC. There are no family relationships among any of our directors or executive officers. Elisabet de los Pinos, Ph.D., is not an independent director under these rules because she is currently employed as the Chief Executive Officer and President of our company.

Director Affiliations

Some of our directors are affiliated with and serve on the Board as representatives of entities which beneficially own or owned 5% or more of our common stock, as indicated below:

Name	Principal Stockholder (1)
Giovanni Mariggi, Ph.D.	Entities affiliated with Medicxi
Karan Takhar	Matrix Capital Management Master Fund, LP
Rajesh Parekh, Ph.D.	Entities affiliated with Advent Life Sciences

(1)
Please see “—Security Ownership of Certain Beneficial Owners” for more information on director affiliations.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is Ernst & Young LLP, Boston, Massachusetts, PCAOB ID: 42. The Audit Committee has selected Ernst & Young LLP as our independent registered public accounting firm for the years ended December 31, 2023 and 2022. In addition to retaining Ernst & Young LLP to audit our consolidated financial statements for the years ended December 31, 2023 and 2022, we may engage the firm from time to time during the year to perform other services.

We incurred the following fees from Ernst & Young LLP for the audit of the financial statements and for other services provided during the years ended December 31, 2023 and 2022.

	2023	2022
Audit fees (1)	$743,643	$676,184
Audit-Related fees	—	—
Tax fees (2)	$30,000	$27,500
All other fees	—	—
Total fees	$773,643	$703,684

(1)
Audit fees consist of fees billed for the audit of our annual consolidated financial statements, the review of our interim financial statements included in our quarterly reports on Form 10-Q, and services in connection with our securities offerings, including registration statements, responding to SEC comment letters, comfort letters and consents.
(2)
Tax fees consist of fees billed for tax compliance, tax advice and tax planning services, including the review and preparation of federal and state income tax returns.

During our 2023 and 2022 fiscal years, no services other than those discussed above were provided by Ernst & Young LLP.

Audit Committee Pre-approval Policy and Procedures

Our Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our Audit Committee or the engagement is entered into pursuant to the pre-approval procedure described below.

From time to time, our Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

During our 2023 and 2022 fiscal years, no services were provided to us by Ernst & Young LLP other than in accordance with the pre-approval policies and procedures described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the consolidated financial statements included herein, see “Index to the Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description
3.1

Tenth Amended and Restated Certificate of Incorporation of Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-40971) filed on March 23, 2022)

3.2	Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrants’ Annual Report on Form 10-K (File No. 001-40971) filed on March 23, 2022)
4.1*	Description of Securities
4.2	Fifth Amended and Restated Investors’ Rights Agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021)
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
10.7#

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)

10.8#

Employment Agreement between the Registrant and Elisabet de los Pinos, dated January 1, 2015, as amended on October 13, 2017 (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)

10.9#

Employment Offer Letter between the Registrant and Julie Feder, dated August 10, 2018 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)

10.10#

Employment Offer Letter between the Registrant and Cadmus Rich, dated October 14, 2017 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)

10.11†

Exclusive Patent License Agreement with the National Institutes of Health, dated September 3, 2013 as amended (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021)

10.12†

Exclusive License and Supply Agreement with LI-COR, Inc., dated January 31, 2014, as amended (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021)

10.13†

License Agreement with Clearside Biomedical, Inc., dated July 3, 2019 (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021)

10.14

Lease Agreement with Bolton Street Partners, LLC, dated June 9, 2011, as amended (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021)

10.15

Lease Agreement, between Registrant and Ice Box, LLC, dated as of May 16, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40971) filed on August 11, 2022)

10.16#

Employment Offer Letter, dated August 9, 2023, by and between Jill Hopkins and the Registrant (incorporate by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40971) filed on November 9, 2023)

10.17*#	Employment Offer Letter, dated August 10, 2023, by and between Mark Plavsic and the Registrant
10.18#	Consulting Agreement, dated September 28, 2023, by and between Cadmus Rich and the Registrant (File No. 001-40971) filed on November 9, 2023)
10.19#(1)	Transition and Release Agreement, dated November 6, 2023, by and between Cadmus Rich and the Registrant (File No. 001-40971) filed on November 9, 2023)
19.1*	Amended and Restated Insider Trading Policy
21.1*	List of Subsidiaries of Registrant

23.1*	Consent of Ernst & Young, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Compensation Recovery Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Item 16. Form 10-K Summary

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aura Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aura Biosciences, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Boston, Massachusetts

March 27, 2024

Aura Biosciences, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$41,063	$121,582
Marketable securities	185,087	67,229
Restricted cash and deposits	19	20
Prepaid expenses and other current assets	5,625	7,871
Total current assets	231,794	196,702
Restricted cash and deposits, net of current portion	768	768
Right of use assets - operating lease	18,854	20,671
Other long-term assets	509	423
Property and equipment, net	3,150	5,371
Total Assets	$255,075	$223,935
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,787	2,921
Short-term operating lease liability	2,687	2,963
Accrued expenses and other current liabilities	7,883	4,573
Total current liabilities	12,357	10,457
Long-term operating lease liability	16,870	17,895
Total Liabilities	29,227	28,352
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.00001 par value, 150,000,000 authorized at December 31, 2023 and December 31, 2022, and 49,350,788 and 37,771,918 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	512,617	406,555
Accumulated deficit	(287,308)	(210,900)
Accumulated other comprehensive loss	539	(72)
Total Stockholders’ Equity	225,848	195,583
Total Liabilities and Stockholders’ Equity	$255,075	$223,935

The accompanying notes are an integral part of these consolidated financial statements.

Aura Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands except share and per share data)

	Year Ended December 31,
	2023	2022
Operating Expenses:
Research and development	$65,232	$42,238
General and administrative	19,759	18,057
Total operating expenses	84,991	60,295
Total operating loss	(84,991)	(60,295)
Other income (expense):
Interest income, including amortization and accretion income	8,588	1,864
Gain (loss) from disposal of assets	208	(318)
Other income (expense)	(76)	(14)
Total other income	8,720	1,532
Loss before income taxes	(76,271)	(58,763)
Income tax benefit (provision), net	(137)	—
Net loss	(76,408)	(58,763)
Net loss per common share—basic and diluted	(1.93)	(1.96)
Weighted average common stock outstanding—basic and diluted	39,620,036	29,937,228
Comprehensive loss:
Net loss	$(76,408)	$(58,763)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	611	(72)
Total other comprehensive income (loss)	611	(72)
Total comprehensive loss	$(75,797)	$(58,835)

The accompanying notes are an integral part of these consolidated financial statements.

Aura Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss Amount	Equity
Balance, December 31, 2022	37,771,918	$—	$406,555	$(210,900)	$(72)	195,583
Issuance of common stock - follow-on offering, net of issuance costs of $444	11,000,000	—	92,616	—	—	92,616
Issuance of common stock under ATM facility, net of issuance costs	261,807	—	3,170	—	—	3,170
Stock-based compensation expense	—	—	8,772	—	—	8,772
Employee Stock Purchase Plan Issuance	14,911	—	128	—	—	128
Vesting of restricted stock	43,162	—	0	—	—	—
Stock option exercises	258,990	—	1,376	—	—	1,376
Unrealized gain on marketable securities	—	—	0	—	611	611
Net loss	—	—	—	(76,408)	—	(76,408)
Balance, December 31, 2023	49,350,788	—	512,617	(287,308)	539	225,848

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss Amount	Equity
Balance, December 31, 2021	29,211,643	$—	$304,452	$(152,137)	$—	152,315
Issuance of common stock - follow-on offering, net of issuance costs of $263	7,705,000	—	86,650	—	—	86,650
Issuance of common stock under ATM facility, net of issuance costs of $336	732,189	—	8,549	—	—	8,549
Stock-based compensation expense	—	—	6,412		—	6,412
Vesting of restricted stock	51,444	—	—		—	—
Stock option exercises	71,642	—	430	—	—	430
Unrealized loss on marketable securities	—	—	—	—	(72)	(72)
Other	—	—	62	—	—	62
Net loss	—	—	—	(58,763)	—	(58,763)
Balance, December 31, 2022	37,771,918	—	$406,555	$(210,900)	$(72)	$195,583

The accompanying notes are an integral part of these consolidated financial statements.

Aura Biosciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(76,408)	$(58,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,295	1,177
Accretion on marketable securities	(3,992)	(527)
Stock-based compensation expense	8,772	6,412
(Loss) gain on disposal of property and equipment	208	(22)
Non-cash lease expense	1,837	968
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,579	(3,253)
Other long-term assets	(86)	(423)
Accounts payable	(1,040)	340
Accrued expenses and other liabilities	3,310	234
Operating lease liabilities	(1,322)	(744)
Net cash used in operating activities	(63,847)	(54,601)
Cash flows from investing activities:
Purchases of property and equipment	(709)	(1,094)
Purchase of marketable securities	(233,651)	(119,784)
Maturities of marketable securities	120,397	53,009
Net cash used in investing activities	(113,963)	(67,869)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,376	430
Proceeds from issuance of common stock under ATM facility, net of issuance costs	3,170	8,549
Proceeds from follow-on issuance of common stock	92,616	86,650
Proceeds from ESPP purchase	128	—
Net cash provided by financing activities	97,290	95,629
Net (decrease) increase in cash, cash equivalents and restricted cash	(80,520)	(26,841)
Cash, cash equivalents and restricted cash at beginning of period	122,370	149,211
Cash, cash equivalents and restricted cash at end of period	$41,850	$122,370
Supplemental disclosure of cash flow information:
Purchases of property and equipment in accounts payable and accrued expenses and other liabilities	$94	$180
Initial measurement of right-of-use assets and lease liabilities	$20	—
Right-of-use assets obtained in exchange for operating lease liabilities	—	$21,210
Loss on termination of operating lease	—	$296
Disposal of equipment	$1,333	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents, end of period	$41,063	$121,582
Short-term restricted cash, end of period	19	20
Long-term restricted cash, end of period	768	768
Cash, cash equivalents and restricted cash at end of period	$41,850	$122,370

The accompanying notes are an integral part of these consolidated financial statements.

Aura Biosciences, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

Aura Biosciences, Inc., or the Company or Aura, is a clinical-stage biotechnology company developing precision immunotherapies to treat a range of solid tumors designed to preserve the function of organs afflicted with cancer. Within these consolidated financial statements, unless the context otherwise requires, references to the Company or Aura refer to Aura Biosciences, Inc. and its subsidiaries on a consolidated basis. The Company’s initial focus is in ocular and urologic oncology, both areas of high unmet medical need where local targeted therapies may enable early intervention. The Company’s proprietary platform is designed to enable the targeting of a broad range of solid tumors using Virus-Like Particles, or VLPs, that can be conjugated with drugs or loaded with nucleic acids to create Virus-Like Drug Conjugates, or VDCs. The Company’s VDCs are largely agnostic to tumor type and can recognize a subset of modified tumor associated glycosaminoglycans that are part of the heparan sulphate chain of HSPGs expressed on the cell surface of many tumor cells and in the tumor microenvironment. The Company’s lead candidate bel-sar is in late-stage clinical development for the treatment of patients with primary choroidal melanoma, and other ocular oncology indications as well as in early-stage clinical development in bladder cancer. The Company intends to assess the safety and efficacy of bel-sar in treating a range of other solid tumors, including bladder cancer as an alternative to Bacillus Calmette–Guérin therapy. Aura’s headquarters are located in Boston, Massachusetts.

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

Liquidity

Through December 31, 2023, the Company has funded its operations primarily with proceeds from the initial and additional closings of its convertible preferred stock financings, and through its IPO, follow-on offering and at-the-market offering, or ATM. On November 9, 2023, the Company issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million, or the 2023 Follow-On Offering. The Company received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On December 5, 2022, the Company issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share for aggregate gross proceeds of $92.5 million, or the 2022 Follow-On Offering. The Company received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, the Company filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into the Open Market Sale AgreementSM, or Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. The Company issued 261,807 shares of common stock at an average price of $12.49 for aggregate gross proceeds of $3.3 million during the year ended December 31, 2023 under the ATM. In addition, the Company issued 732,189 shares of common stock at an average price of $12.51 for aggregate gross proceeds of $9.2 million as of December 31, 2022 under the ATM. In connection with the 2023 Follow-On Offering, on November 6, 2023, the Company delivered written notice to Jefferies that the Company was suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. As a result, the Company will not make any sales of its securities pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement, or a new registration statement relating to the shares eligible to be sold in the ATM is filed. Other than the termination of the prospectus, the Sales Agreement remains in full force and effect.

As of the issuance date of these consolidated financial statements for the year ended December 31, 2023, the Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

Cash and Restricted Cash

Cash consists of standard checking accounts. As of December 31, 2023, the restricted cash account is comprised of a $0.8 million security deposit held by the lessor for the Company’s operating lease, and a less than $0.02 million deposit that is collateral for the Company’s corporate credit card.

Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds that invest in U.S. Treasury obligations and government funds with commercial banks and financial institutions.

Marketable Securities

All marketable securities have original maturities greater than 90 days. The Company has classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale. Accordingly, these investments are recorded at fair value. When the fair value is below the amortized cost of the asset, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in net income (loss); the remaining impairment amount and unrealized gains are reported as a component of accumulated other comprehensive items in stockholders’ equity. Credit losses are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance for credit losses account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations and comprehensive loss. Regardless of the Company’s intent to sell a security, it performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security. Unrealized gains and losses are reported as the accumulated other comprehensive items in stockholders’ equity. Amortization and accretion of premiums and discounts are recorded in other income (expense) within the consolidated statements of operations and comprehensive loss. Realized gains or losses are included in interest income or interest expense, respectively. If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence such as industry, financial inputs, and capital markets data to evaluate the extent to which the decline is other than temporary and, if so, marks the investment to market on the Company’s consolidated statement of operations and comprehensive loss.

Fair Value Measurements

Accounting Standards Codification 820, Fair Value Measurement, or ASC 820, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs).

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

Impairment of Long-Lived Assets

The Company reviews all long-lived assets for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be unrecoverable, the impairment recognized is measured by the difference between the estimated fair value of the asset and its carrying value. The Company did not recognize any impairments during the years ended December 31, 2023 or 2022.

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

Leases

Effective January 1, 2021, the Company accounts for leases in accordance with ASU No. 2016-02, Leases (Topic 842), or ASC 842. At contract inception, the Company determines if an arrangement is or contains a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If determined to be or contain a lease, the lease is assessed for classification as either an operating or finance lease at the lease commencement date, defined as the date on which the leased asset is made available for use by the Company, based on the economic characteristics of the lease. For each lease with a term greater than twelve months, the Company records a right-of-use asset and lease liability.

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

The Company provides reserves related to uncertain tax positions when management determines the related tax benefit is not more likely than not to be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as the consideration of the available facts and circumstances. The Company has no reserves related to uncertain tax positions as of December 31, 2023 and 2022.

Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2023 and 2022 the Company had no accrued interest related to uncertain tax positions.

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

The Company recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. For awards that include performance-based vesting conditions, expense is recognized using the accelerated attribution method when the performance condition is deemed to be probable of being satisfied. As of December 31, 2023, the Company has no performance-based awards. The Company accounts for forfeitures as they occur. The Company determines the fair value of restricted stock awards in reference to the fair value of its common stock less any applicable purchase price.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which was subsequently amended in November 2018 through ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses.” ASU No. 2016-13 will require entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financing receivables, debt securities and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for losses for receivables that are current with respect to their payment terms. ASU No. 2018-19 further clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment from receivables of operating leases should be accounted for in accordance with Topic 842, Leases. As per the latest ASU 2020-02, the Financial Accounting Standards Board, or FASB, deferred the timelines for certain small public and private entities, thus the new guidance will be adopted by the Company for the annual reporting period beginning January 1, 2023, including interim periods within that annual reporting period. The standard will apply as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company adopted this standard on January 1, 2023 and the standard did not have a material impact on its results of operations, financial condition, and financial statement disclosures.

Accounting Pronouncements Not Yet Adopted

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. Fair Value of Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2023 and 2022 (in thousands):

Description	December 31, 2023	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	40,551	$40,551	$—	$—
Marketable securities:
Commercial paper	9,137	—	9,137	—
Corporate bonds	6,187	—	6,187	—
U.S. Government agencies	166,002	—	166,002	—
Yankee bonds	2,982	—	2,982	—
Asset-backed securities	779	—	779	—
Total financial assets	$225,638	$40,551	$185,087	$—

Description	December 31, 2022	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$118,582	$118,582	$—	$—
Marketable securities:
Commercial paper	27,476	—	27,476	—
Corporate bonds	18,099	—	18,099	—
U.S. Government agencies	21,654	—	21,654	—
Total financial assets	$185,811	$118,582	$67,229	$—

There have been no transfers between levels for the years ended December 31, 2023 and 2022.

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Assets under construction	$391	$1,805
IT equipment	289	133
Lab equipment	7,506	7,297
	$8,186	$9,235
Less—accumulated depreciation	(5,036)	(3,864)
Property and equipment, net	$3,150	$5,371

Depreciation expense was $1.3 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid insurance	$1,817	$2,174
Prepaid research and development expenses	1,399	4,982
Other	2,409	715
Prepaid expenses and other current assets	$5,625	$7,871

6. Marketable Securities

Marketable securities consist of the following (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$9,144	$—	$(7)	$9,137
Corporate bonds	6,186	3	(2)	$6,187
U.S. Government agencies	165,453	563	(14)	$166,002
Yankee bonds	2,985	—	(3)	$2,982
Asset-backed securities	780	—	(1)	$779
Total	$184,548	$566	$(27)	$185,087

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$27,476	$—	$—	$27,476
Corporate bonds	18,191	—	(92)	$18,099
U.S. Government agencies	21,635	20	(1)	$21,654
Total	$67,302	$20	$(93)	$67,229

As of December 31, 2023, the unrealized losses on the Company’s investments in commercial paper, corporate bonds, U.S. government agencies securities, Yankee bonds, and asset-backed securities were caused by interest rate increases. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. The Company does not intend to sell the investments and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of December 31, 2023, 13 marketable securities with contractual maturities of one year or less were in an unrealized loss position totaling $0.03 million.

As of December 31, 2023, $0.03 million unrealized losses were associated with marketable securities with contractual maturities of one year or less.

As of December 31, 2023, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for asset-backed securities and U.S. government agencies securities with a fair value of $58.7 million that had maturities of one to two years.

There were no impairments of the Company’s assets measured and carried at fair value during the year ended December 31, 2023.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued research and development expenses	$3,445	$1,543
Accrued compensation	3,503	2,705
Other	935	325
Accrued expenses and other current liabilities	$7,883	$4,573

8. Equity

The Company had 150,000,000 authorized shares of common stock, par value $0.00001 per share, of which 49,350,788 and 37,771,918 shares were issued and outstanding at December 31, 2023 and 2022, respectively.

In addition, the Company had 10,000,000 authorized shares of preferred stock, par value $0.00001 per share, all of which shares of preferred stock will be undesignated. No authorized shares of preferred stock were issued and outstanding at December 31, 2023 and December 31, 2022.

Financings

On November 9, 2023, the Company issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million in the 2023 Follow-On Offering. The Company received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses.

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

On November 1, 2022, the Company filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into the Sales Agreement with the Sales Agent to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. The Company issued 261,807 shares of common stock at an average price of $12.49 for aggregate gross proceeds of $3.3 million during the year ended December 31, 2023 under the ATM. In addition, the Company issued 732,189 shares of common stock at an average price of $12.51 for aggregate gross proceeds of $9.2 million as of December 31, 2022 under the ATM.

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

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan, or the ESPP, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. A total of 335,217 shares of common stock were initially reserved for issuance under this plan, which increased on January 1, 2022 and will continue to increase each January 1 thereafter through January 1, 2031, by the least of (i) 335,217 shares of common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the ESPP. On January 1, 2023, the shares reserved for issuance was increased to 962,550 shares. The purchase price of the shares under the ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of December 31, 2023, 947,639 shares were available to be issued under the ESPP. The Company recognized $0.1 million share-based compensation expense related to the ESPP for the year ended December 31, 2023.

Stock Options

With the transfer of the available options from the 2018 Plan to the 2021 Plan, there were 3,307,871 options available for grant under the 2021 Plan at December 31, 2023.

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

The following table summarizes stock option activity under the 2018 Plan and 2021 Plan for the year ended December 31, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	4,303,336	$8.06	7.92	$16,204
Granted	1,608,975	10.10
Exercised	(258,990)	5.31
Cancelled/Forfeited	(622,970)	11.28
Outstanding at December 31, 2023	5,030,351	$8.46	7.54	$10,353
Exercisable at December 31, 2023	2,638,834	$7.06	6.49	$8,516

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $7.50 and $10.79 per share, respectively. The total intrinsic value of options exercised was $1.5 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively.

The fair value of the stock options issued as of December 31, 2023 and 2022 was measured with the following weighted-average assumptions:

	Twelve Months Ended December 31,
	2023	2022
Risk-free interest rate	3.94%	3.00%
Expected term (years)	6.04	5.91
Expected volatility of the underlying stock	86.15%	78.10%
Expected dividend rate	—%	—%

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder.

A summary of the restricted stock unit activity during the year ended December 31, 2023 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	153,950	$14.00
Granted	1,110,820	9.97
Vested/Released	(43,162)	14.00
Forfeited	(128,206)	10.90
Unvested at December 31, 2023	1,093,402	$10.27

As a result of the 2021 Equity Incentive Plan, the Company granted restricted stock units which vest in increments of 25% annually over a period of four years. During the year ended December 31, 2023, 43,162 restricted stock units vested with a fair value of $0.6 million.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$3,929	$2,389
General and administrative	4,843	4,023
Total	$8,772	$6,412

As of December 31, 2023, there was $15.1 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.51 years.

As of December 31, 2023, there was $9.4 million of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.09 years.

10. Common Stock Warrants

In February 2015 and May 2015, the Company issued warrants to purchase 1,650,098 and 887,536 shares of Series B convertible preferred stock, respectively, at an exercise price of $1.24235 per share, or the Series B Warrants. Each Series B Warrant was immediately exercisable and expires ten years from the original date of issuance. Pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity, the Series B Warrants were classified as a liability and were re-measured to fair value at each balance sheet date. A total of 173,827 of the Series B Warrants were outstanding and were converted into warrants to purchase 12,686 shares of common stock with an exercise price of $17.03 upon the completion of the IPO in November 2021. As a result, the 12,686 common stock warrants were converted into equity instruments and remain outstanding as of December 31, 2023.

11. Compensation

In January 2012, the Company adopted the Aura Biosciences 401(k) Profit Sharing Plan and Trust, or the 401(k) Plan, for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 100% of the first 6% of employee contributions. The Company made matching contributions in the amount of $0.7 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.

12. Commitments and Contingencies

Lease Commitments

The Company has historically entered into lease arrangements for its facilities. The Company has one operating lease for its office and laboratory facility with required future minimum payments as of September 30, 2023 and one operating lease that was terminated in August 2022.

On May 16, 2022, the Company entered into an office and laboratory lease in Boston, MA with an initial 10-year term and one renewal option to extend the lease for an additional seven years which has not been deemed probable by the Company as of December 31, 2023. The lease commenced on August 1, 2022, and estimated payments due under the initial term total $35.2 million. The lease requires a letter of credit totaling $0.8 million which is classified as long-term restricted cash and deposits on the consolidated balance sheet. The landlord will reimburse the Company up to $0.5 million for certain costs related to expansion of the laboratory space. As of December 31, 2023, the Company has incurred $0.1 million of expenses related to the expansion, and has been reimbursed for $0.1 million of these expenses.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s leases for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Lease Cost
Operating lease costs	3,517	1,879
Variable lease costs	883	1,258
Short-term lease costs	7	8
Total lease costs	$4,407	$3,145

Cash paid for amounts included in the measurement of lease liabilities—operating leases	$3,002	$1,690
Weighted-average remaining lease term—operating leases (years)	8.59	9.59
Weighted-average discount rate—operating leases	10.71%	10.71%

The following table reconciles the future minimum commitments to the Company’s operating lease liabilities at December 31, 2023 (in thousands):

Operating lease payments as of December 31, 2023
2024	2,822
2025	3,306
2026	3,405
2027	3,507
2028	3,611
Thereafter	13,823
Total lease payments	30,474
Less: interest	(10,917)
Total lease liabilities at December 31, 2023	19,557
Less: current portion of lease liabilities	2,687
Lease liabilities, net of current portion	$16,870

License Agreements

The Company has entered into the following key agreements that relate to the core technology under development:

LI-COR Exclusive License and Supply Agreement

In January 2014, the Company entered into an Exclusive License and Supply Agreement, or the LI-COR Exclusive License agreement with LI-COR, Inc., or LI-COR, for the license of IRDye 700DC and related licensed patent (now expired) for the treatment and diagnosis of ocular cancers in humans as amended in January 2016, July 2017, April 2018 and April 2019. The LI-COR Exclusive License Agreement required a one-time upfront license issue fee of $0.1 million and aggregate milestone payments of up to $0.2 million upon certain regulatory and development milestones. The Company is also required to pay LI-COR low-single digit royalties on net sales. The term of the LI-COR Exclusive Agreement expires on a country-by-country basis, until the longer of (i) ten years from the first commercial sale of a licensed product in such country and (ii) the last to expire valid claim in such country.

The Company recognized no expenses related to this agreement and related amendments for the years ended December 31, 2023 and 2022.

LI-COR Non-Exclusive License and Supply Agreement

In December 2014, the Company entered into a Non-Exclusive License Agreement with LI-COR for the supply of IRDye 700DX to the Company for the treatment and diagnosis of non-ocular solid tumor cancers in humans. Under the 2014 Non-Exclusive, the Company paid a license issue fee of $0.03 million on the effective date. The

Company must also pay LI-COR a non-refundable, non-creditable fee of $0.03 million per each licensed product upon pre-IND designation, as defined of such licensed product, aggregate milestone payments of up to $0.3 million upon certain regulatory and development milestones; and during the term, the Company must pay LI-COR a low-single digit percentage royalty on net sales. LI-COR receives 10% of all sublicensee income within 30 days of the Company’s receipt from the sublicensee. The 2014 Non-Exclusive Agreement also required the Company to make certain payments upon the achievement of specified development and commercial milestones of up to $0.4 million in aggregate. During the years ended December 31, 2023 and 2022, the Company recognized immaterial milestones related to this agreement.

Life Technologies Corporation License Agreement

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

Effective in September 2022, the Company entered into a new non-exclusive, perpetual license agreement with Life Technologies for licensed products. Under this agreement, the Company is required to pay an initial license fee of $0.4 million for the first licensed product and $0.5 million for each additional licensed product. In addition, the agreement allows the Company the right to sublicense which would lead to a $0.2 million payment for each sublicense per licensed product and a $0.03 million payment for use of the cell line document package. In the event of a change of control, there will be a change of control fee of $0.5 million. During the year ended December 31, 2023 and 2022, the Company recognized $0 million and $0.4 million of expenses related to this agreement.

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

National Institute of Health (NIH)-Collaboration Research and Development Agreement

In July 2011, the Company entered into a Collaboration Research and Development Agreement (CRADA), with Dr. John Schiller at the NIH, for a period of two years with the rights to an exclusive license to all technology generated within the collaboration. Under this agreement, the Company is required to make annual payments of $0.03 million to fund the research activities, the first payment of which was paid within 30 days of the effective date. Subsequent payments are due within 30 days of the anniversary of the effective date. This agreement was first amended in 2012, 2013, 2014, 2015, 2016, 2018 and most recently in September of 2020. During the years ended December 31, 2023 and 2022, the Company paid no research collaboration fees related to this agreement.

A seventh amendment was made in October 2020, requiring payment of $0.04 million within 30 days of October 1, 2020, and another $0.03 million within 30 days of the 10th anniversary of the CRADA, which was paid in July 2021. This seventh amendment extended the term of the CRADA to September 30, 2022. The Company recognized no milestones related to this agreement and related amendments for the years ended December 31, 2023 and 2022.

An eighth amendment was effective in September 2022, requiring payment of $0.04 million within 30 days of November 1, 2022, and payment of another $0.03 million within 30 days of the 12th anniversary of the CRADA, which will be in August 2023. This eighth amendment extended the term of the CRADA to September 30, 2024. During the year ended December 31, 2023 and 2022, the Company recognized $0.03 million and $0.1 million of expenses related to this agreement.

National Institute of Health (NIH)-Exclusive Patent License Agreement

In September 2013, the Company entered into an exclusive patent license agreement, or the NIH Exclusive License Agreement, with the NIH, that required the Company to pay a license issue royalty of $0.1 million and reimburse the NIH for any patent expenses incurred. Under the agreement, the Company is required to make low single-digit percentage royalty payments based on specified levels of annual net sales of licensed products subject to certain specified reductions. The Company is required to make development and regulatory milestone payments of up to $0.7 million in aggregate and sales milestone payments up to $0.6 million in the aggregate. The Company is also required to pay NIH a mid-single to low teen-digit percentage of any sublicensing revenue the Company receives. Additionally, the Company’s payment obligations to the NIH are subject to an annual minimum royalty payment of low five figures. The Company recognized $0.2 million and $0.02 million for patent licensing fees for the years ended December 31, 2023 and 2022, respectively.

In 2015, 2018 and 2019, the Company amended its exclusive patent license to include updates on the status of the commercial development and update/expand the list of licensed patents and patent applications. Each of those amendments required a $0.03 million payment that the Company paid.

Inserm-Transfert License Agreement

In November 2009, the Company entered into an exclusive, royalty-bearing patent license agreement with Inserm-Transfert of France. The agreement expires on a country by country basis based on the last to expire any patent encompassed within the scope of the patent rights or 10 years from the date of the first commercial sales by the Company, whichever is later. The IND filing milestone of €0.01 million was accrued in 2016 and paid in 2017 by the Company. The milestones for the successful Phase I, II and III clinical trials are based on receiving a final report and achieving the primary endpoints defined in that trial, and those milestones have not been achieved as of December 31, 2022. Upon the sublicense by the Company of a product for which royalties are payable under the agreement, low- to mid-single-digit royalty payments would be due by the Company. The non-milestone payments in this agreement are subject to an anti-stacking clause. The Company recognized no expenses related to this agreement for the years ended December 31, 2023 and 2022, respectively.

Clearside License Agreement

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

The Company recognized $1.0 million and $0 million related to this agreement and related amendments for the years ended December 31, 2023 and 2022.

13. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share for the periods presented since the effects of potentially dilutive securities are antidilutive given the net loss of the Company

The Company has calculated basic and diluted net loss per share for the years ended December 31, 2023 and 2022 as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(76,408)	$(58,763)
Denominator:
Weighted-average common stock outstanding—basic and diluted	39,620,036	29,937,228
Net loss per common share—basic and diluted	$(1.93)	$(1.96)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been antidilutive:

	Twelve Months Ended December 31,
	2023	2022
Stock options to purchase common stock	5,030,351	4,303,336
Restricted stock units that vest into common stock	1,093,402	153,950
Warrants to purchase common stock	12,686	12,686
Total potential dilutive shares	6,136,439	4,469,972

14. Income Taxes

The Company has recorded a $0.1 million and $0 million tax provision for the periods presented due to the current state income taxes and the losses incurred and the need for a full valuation allowance on net deferred tax assets. The difference between the income tax expense at the U.S. federal statutory rate and the recorded provision is primarily due to the valuation allowance provided on all deferred tax assets. The Company’s loss before income tax for the periods presented was generated entirely in the United States:

The Company's income tax benefit (provision), net consisted of the following:

	2023	2022
Component of income tax provision:
Current:
Federal	$137	$—
State	—	—
Foreign	—	—
Total Current	137	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total Deferred	—	—

Total Provision	$137	$—

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate as of December 31, 2023 and 2022 is as follows:

	2023	2022
Tax provision at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	6.6%	5.6%
Federal tax credits	2.3%	2.9%
Permanent items	(1.0)%	(1.1)%
Other	(0.1)%	0.1%
Decrease in valuation reserve	(28.8)%	(28.5)%
Total	0.0%	0.0%

Temporary differences that give rise to significant deferred tax assets (liabilities) as of December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$45,999	$40,617
Stock-based compensation expense	2,110	1,235
Capitalized research and development expenses	22,068	10,200
Tax credit carryforwards	10,007	7,924
Accrued expenses	1,018	—
Lease liability	5,282	5,461
Other	766	307
Total deferred tax assets	87,250	65,744
Deferred tax liabilities:
Right of use asset	(5,092)	(5,412)
Depreciable assets	(225)	(207)
Accrued expenses	—	(93)
Valuation allowance	(81,933)	(60,032)
Net deferred tax asset	$—	$—

As of December 31, 2023, the Company had federal gross net operating loss carryforwards of approximately $174.4 million which may be available to offset future taxable income, of which $44.2 million begin to expire in 2029 and go through 2037 and $130.2 million do not expire. The Company had state gross operating loss carryforwards of $148.5 million, which may be available to offset future taxable income and which would begin to expire in 2030, except for $0.7 million of state NOLs that do not expire. The Company had foreign gross operating loss carryforwards of $0.1 million, which may be available to offset future taxable income and which do not expire. As of December 31, 2023, the Company had federal and state research and experimentation credit carryforwards of $8.2 million and $2.3 million, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2029 and 2028, respectively.

The Company’s ability to use its operating loss carryforwards and tax credit carryforwards to offset taxable income is subject to restrictions under Sections 382 and 383 of the United States Internal Revenue Code, or the Internal Revenue Code. Under the Internal Revenue Code provisions, certain substantial changes in the Company’s ownership, including the sale of the Company or significant changes in ownership due to sales of equity, have limited and may limit in the future, the amount of net operating loss carryforwards which could be used annually to offset future taxable income. The Company has not yet completed an analysis of ownership changes. The Company may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside the Company’s control. As a result, the Company’s ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to the Company. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. All Federal NOLs generated post tax reform have an indefinite life, are not subject to carryback provisions, and limited to 80% of income in any year.

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

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are principally comprised of NOL carryforwards and tax credit carryforwards. Management has determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets, and as a result, a valuation allowance of $81.9 million has been recorded at December 31, 2023. The increase in the valuation allowance of $21.9 million during the year ended December 31, 2023 was primarily due to the increase in net operating loss generated by the Company and capitalized R&D expenses related to the Section 174 requirements.

As of December 31, 2023 and 2022, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the consolidated statements of operations. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

The Company files income tax returns in the United States federal tax jurisdiction and several state tax jurisdictions. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.

With respect to the income of its foreign subsidiary, the Company asserts the position that the undistributed earnings of its foreign subsidiary is permanently invested in that jurisdiction. As a result, no additional income taxes have been provided on the possible repatriation of these earnings to the parent company. The Company does not have any unremitted earnings as of December 31, 2023.

The Tax Cuts and Jobs Act subjects a U.S. shareholder to tax on Global Intangible Low-taxes Income, or GILTI, earned by certain foreign subsidiaries. Pursuant to the FASB Staff Q&A, Topic 740 No.5. Accounting for Global Intangible Low-taxed Income, the Company is allowed to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as period expense only. The Company has elected to account for GILTI in the year the tax is incurred.

15. Subsequent Events

The Company has not identified any subsequent events that require disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aura Biosciences, Inc.

Date: March 27, 2024	By:	/s/ Elisabet de los Pinos
Elisabet de los Pinos
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Elisabet de los Pinos	President and Chief Executive Officer	March 27, 2024
Elisabet de los Pinos

/s/ Julie Feder	Chief Financial Officer	March 27, 2024
Julie Feder

/s/ David Johnson	Chairman of the Board of Directors	March 27, 2024
David Johnson

/s/ Giovanni Mariggi	Director	March 27, 2024
Giovanni Mariggi

/s/ Antony Mattessich	Director	March 27, 2024
Antony Mattessich

/s/ Raj Parekh	Director	March 27, 2024
Raj Parekh

/s/ Sapna Srivastava	Director	March 27, 2024
Sapna Srivastava

/s/ Karan Takhar	Director	March 27, 2024
Karan Takhar