Form 10-Q
period 2024-03-31
Aura Biosciences, Inc.
filed 2024-05-09
CIK 1501796

,k

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the Registrant had 49,543,309 shares of common stock, $0.00001 par value per share, outstanding.

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
•
The U.S Food and Drug Administration’s agreement to a Special Protocol Assessment with respect to the study design of our global Phase 3 trial of bel-sar for the treatment of early-stage choroidal melanoma does not guarantee any particular outcome from regulatory review, including ultimate approval, and may not lead to a successful review or approval process.
•
We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing, and expect to continue to do so, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.
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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or the Quarterly Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

•
the initiation, timing, progress, results and cost of our research and development programs and our current and future nonclinical, preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
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
•
the implementation of our business model and strategic plans for our business and product candidates;
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

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aura Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$26,279	$41,063
Marketable securities	176,595	185,087
Restricted cash and deposits	—	19
Prepaid expenses and other current assets	9,375	5,625
Total current assets	212,249	231,794
Restricted cash and deposits, net of current portion	768	768
Right of use assets - operating lease	18,501	18,854
Other long-term assets	453	509
Property and equipment, net	3,054	3,150
Total Assets	$235,025	$255,075
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,933	1,787
Short-term operating lease liability	2,741	2,687
Accrued expenses and other current liabilities	4,989	7,883
Total current liabilities	9,663	12,357
Long-term operating lease liability	16,579	16,870
Total Liabilities	26,242	29,227
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.00001 par value, 150,000,000 authorized at March 31, 2024 and December 31, 2023, and 49,504,405 and 49,350,788 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	515,779	512,617
Accumulated deficit	(307,014)	(287,308)
Accumulated other comprehensive loss	18	539
Total Stockholders’ Equity	208,783	225,848
Total Liabilities and Stockholders’ Equity	$235,025	$255,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Operating Expenses:
Research and development	$17,052	$14,405
General and administrative	5,261	$5,039
Total operating expenses	22,313	19,444
Total operating loss	(22,313)	(19,444)
Other income (expense):
Interest income, including amortization and accretion income	2,685	1,991
Other income (expense)	(32)	(13)
Total other income	2,653	1,978
Loss before income taxes	(19,660)	(17,466)
Income tax benefit (provision), net	(46)	—
Net loss	(19,706)	(17,466)
Net loss per common share—basic and diluted	(0.40)	(0.46)
Weighted average common stock outstanding—basic and diluted	49,451,943	37,784,282
Comprehensive loss:
Net loss	$(19,706)	$(17,466)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	$(521)	27
Total other comprehensive income (loss)	(521)	27
Total comprehensive loss	$(20,227)	$(17,439)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss Amount	Equity
Balance, December 31, 2023	49,350,788	—	512,617	(287,308)	539	225,848
Stock-based compensation expense	—	—	2,909	—	—	2,909
Employee stock purchase plan	12,314	—	95	—	—	95
Stock option exercises	51,180	—	158	—	—	158
Vesting of restricted stock	90,123	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	(521)	(521)
Net loss	—	—	—	(19,706)	—	(19,706)
Balance, March 31, 2024	49,504,405	—	515,779	(307,014)	18	208,783

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss Amount	Equity
Balance, December 31, 2022	37,771,918	—	406,555	(210,900)	(72)	195,583
Stock-based compensation expense	—	—	1,913	—	—	1,913
Stock option exercises	21,549	—	145	—	—	145
Employee stock purchase plan	6,635	—	56	—	—	56
Unrealized loss on marketable securities	—	—	—	—	27	27
Net loss	—	—	—	(17,466)	—	(17,466)
Balance, March 31, 2023	37,800,102	—	408,669	(228,366)	(45)	180,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(19,706)	$(17,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	306	328
Accretion on marketable securities	(1,506)	(1,004)
Stock-based compensation expense	2,909	1,913
Other	(5)	—
Non-cash lease expense	353	331
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,750)	2,292
Other long-term assets	56	(200)
Accounts payable	23	(1,881)
Accrued expenses and other liabilities	(2,895)	(506)
Operating lease liabilities	(237)	(219)
Net cash used in operating activities	(24,452)	(16,412)
Cash flows from investing activities:
Purchases of property and equipment	(88)	(109)
Purchase of marketable securities	(29,201)	(88,847)
Proceeds from sale of marketable securities	38,685	22,077
Net cash provided by (used in) investing activities	9,396	(66,879)
Cash flows from financing activities:
Proceeds from exercise of stock options	158	145
Proceeds from ESPP purchase	95	56
Net cash provided by (used in) financing activities	253	201
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,803)	(83,090)
Cash, cash equivalents and restricted cash at beginning of period	41,850	122,370
Cash, cash equivalents and restricted cash at end of period	$27,047	$39,280
Supplemental disclosure of cash flow information:
Purchases of property and equipment in accounts payable and accrued expenses and other liabilities	122	15

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	March 31,
	2024	2023
Cash and cash equivalents, end of period	$26,279	$38,492
Short-term restricted cash, end of period	—	20
Long-term restricted cash, end of period	768	768
Cash, cash equivalents and restricted cash at end of period	$27,047	$39,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Aura Biosciences, Inc., or the Company or Aura, is a clinical-stage biotechnology company developing precision immunotherapies to treat solid tumors designed to preserve the function of the organ with cancer. Within these unaudited condensed consolidated financial statements, unless the context otherwise requires, references to the Company or Aura refer to Aura Biosciences, Inc. and its subsidiaries on a consolidated basis. The Company’s proprietary platform is designed to enable the targeting of a broad range of solid tumors using Virus-Like Particles, or VLPs, that can be conjugated with drugs or loaded with nucleic acids to create Virus-Like Drug Conjugates, or VDCs. VDCs are a novel class of drugs with a dual mechanism of action that promote cancer cell death by both the delivery of the cytotoxic payload to generate acute necrosis and activation of a secondary immune mediated response. The Company’s initial focus is in ocular and urologic oncology, both areas of high unmet medical need where local targeted therapies may enable early intervention. The Company is evaluating the safety and efficacy of its lead candidate, bel-sar, as a potential vision-sparing therapy in an ongoing global Phase 3 CoMpass trial for the first-line treatment of adult patients with small choroidal melanoma and indeterminate lesions, or early-stage choroidal melanoma. Bel-sar is also being explored for choroidal metastases and cancers of the ocular surface and is in Phase 1 clinical development in bladder cancer. The Company envisions the potential for development of bel-sar in additional therapeutic areas. Aura’s headquarters are located in Boston, Massachusetts.

The Company’s operations to date have consisted primarily of conducting research and development and raising capital.

The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, the successful development and commercialization of products, fluctuations in operating results and financial risks, need for additional financing or alternative means of financial support or both to fund its current operating plan, protection of proprietary technology and patent risks, compliance with government regulations, dependence on key personnel, collaborative partners, contract development and manufacturing organizations and other third-parties, competition, customer demand, management of growth, and the effectiveness of marketing by the Company.

Liquidity

Through March 31, 2024, the Company has funded its operations primarily with proceeds from the initial and additional closings of its convertible preferred stock financings, and through its IPO, follow-on offerings and at-the-market offering, or ATM. On November 9, 2023, the Company issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million, or the 2023 Follow-On Offering. The Company received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On December 5, 2022, the Company issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share for aggregate gross proceeds of $92.5 million, or the 2022 Follow-On Offering. The Company received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, the Company filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into the Open Market Sale AgreementSM, or Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, the Company delivered written notice to Jefferies that the Company was suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. As of November 6, 2023, the Company had issued 993,996 shares of common stock at an average price of $12.50 under the ATM. On March 27, 2024, the Company filed a new shelf registration statement on Form S-3, or the 2024 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. The Company issued no shares of common stock during the three months ended March 31, 2024 under the ATM.

As of the issuance date of these unaudited condensed consolidated financial statements for the three months ended March 31, 2024, the Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are also unaudited. The unaudited condensed results of operations are not necessarily indicative of the operating results that may occur for the full fiscal year ending December 31, 2024. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission, or the SEC. Management believes that the disclosures provided here are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023, in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024. There have been no changes to the Company’s significant accounting policies except as noted below.

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

3. Fair Value of Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2024 and December 31, 2023 (in thousands):

Description	March 31, 2024	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$25,808	$25,808	$—	$—
Marketable securities:
U.S. Government agencies	176,098	—	176,098	—
Asset-backed securities	497	—	497	—
Total financial assets	$202,403	$25,808	$176,595	$—

Description	December 31, 2023	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$40,551	$40,551	$—	$—
Marketable securities:
Commercial paper	9,137	—	9,137	—
Corporate bonds	6,187	—	6,187	—
U.S. Government agencies	166,002	—	166,002	—
Yankee bonds	2,982	—	2,982	—
Asset-backed securities	779	—	779	—
Total financial assets	$225,638	$40,551	$185,087	$—

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Assets under construction	$555	$391
IT equipment	289	289
Lab equipment	7,552	7,506
	$8,396	$8,186
Less—accumulated depreciation	(5,342)	(5,036)
Property and equipment, net	$3,054	$3,150

Depreciation expense was $0.3 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid insurance	$1,258	$1,817
Prepaid research and development expenses	5,829	1,399
Other	2,288	2,409
Prepaid expenses and other current assets	$9,375	$5,625

6. Marketable Securities

Marketable securities consist of the following (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	176,079	67	(48)	$176,098
Asset-backed securities	498	—	(1)	$497
Total	$176,577	$67	$(49)	$176,595

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$9,144	$—	$(7)	$9,137
Corporate bonds	6,186	3	(2)	$6,187
U.S. Government agencies	165,453	563	(14)	$166,002
Yankee bonds	2,985	—	(3)	$2,982
Asset-backed securities	780	—	(1)	$779
Total	$184,548	$566	$(27)	$185,087

As of March 31, 2024, the unrealized losses on the Company’s investments in U.S. government agencies securities and asset-backed securities were caused by interest rate increases. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. The Company does not intend to sell the investments and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of March 31, 2024, four marketable securities with contractual maturities of one year or less were in an unrealized loss position totaling $0.01 million.

As of March 31, 2024, the Company had marketable securities with a fair value of $58.7 million that had maturities of one to two years.

There were no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2024.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued research and development expenses	$2,509	$3,445
Accrued compensation	1,798	3,503
Other	682	935
Accrued expenses and other current liabilities	$4,989	$7,883

8. Equity

The Company had 150,000,000 authorized shares of common stock, par value $0.00001 per share, of which 49,504,405 and 49,350,788 shares were issued and outstanding at March 31, 2024 and December 31, 2023, respectively.

In addition, the Company had 10,000,000 authorized shares of preferred stock, par value $0.00001 per share, all of which shares of preferred stock are undesignated. No authorized shares of preferred stock were issued and outstanding at March 31, 2024 and December 31, 2023.

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

On November 1, 2022, the Company filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into the Sales Agreement with the Sales Agent to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. As of November 6, 2023, the Company had issued 993,996 shares of common stock at an average price of $12.50 under the ATM. On March 27, 2024, the Company filed the 2024 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. The Company issued no shares of common stock during the three months ended March 31, 2024 under the ATM.

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

2021 Stock Option and Incentive Plan

The 2021 Stock Option and Incentive Plan, or the 2021 Plan, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. The 2021 Plan permits the granting of both options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Code and options that do not so qualify. The number of shares initially reserved for issuance under the 2021 Plan was 3,352,166, which increased on January 1, 2022 and will continue to increase each January 1 thereafter, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. The maximum number of shares of common stock that may be issued in the form of incentive stock options shall not exceed the initial limit, cumulatively increased on January 1, 2022 and on each January 1 thereafter by the lesser of the annual increase for such year or 3,352,166 shares of common stock. On January 1, 2024, the shares reserved for issuance was increased to 9,414,162 shares. With the transfer of the available options from the 2018 Plan to the 2021 Plan, there were 4,110,430 options and restricted stock units available for grant under the 2021 Plan at March 31, 2024.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan, or the ESPP, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. A total of 335,217 shares of common stock were initially reserved for issuance under this plan, which increased on January 1, 2022 and will continue to increase each January 1 thereafter through January 1, 2031, by the least of (i) 335,217 shares of common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the ESPP. On January 1, 2024, the shares reserved for issuance was increased to 1,282,856 shares. The purchase price of the shares under the ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of March 31, 2024, 1,270,542 shares were available to be issued under the ESPP. The Company recognized $0.03 million share-based compensation expense related to the ESPP for the three months ended March 31, 2024.

Stock Options

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
▪
the terms and conditions of other awards, including conditions for repurchase, termination or cancellation, issue price and repurchase price; and
▪
all other terms and conditions upon which each award may be granted in accordance with the 2021 Plan.

In addition, the Board may award restricted shares of common stock and restricted stock units to participants subject to such conditions and restrictions as it may determine. The Board or any committee to which the Board delegates authority may, with the consent of the affected plan participants, re-price or otherwise amend outstanding awards consistent with the terms of the 2021 Plan.

The following table summarizes stock option activity under the 2018 Plan and 2021 Plan for the three months ended March 31, 2024:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	5,030,351	$8.46	7.54	$10,353
Granted	1,085,500	7.83
Exercised	(51,180)	3.10
Cancelled/Forfeited	(107,783)	11.12
Outstanding at March 31, 2024	5,956,888	$8.34	7.69	$7,681
Exercisable at March 31, 2024	2,902,169	$7.37	6.34	$6,627

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2024 and 2023 was $5.90 and $7.52 per share, respectively. The fair value of options vested during the three months ended March 31, 2024 and 2023 was $2.2 million and $1.2 million, respectively. The total intrinsic value of options exercised was $0.3 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

The fair value of the stock options issued for the three months ended March 31, 2024 and 2023 was measured with the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	3.84%	3.53%
Expected term (years)	6.06	6.04
Expected volatility of the underlying stock	88.50%	84.83%
Expected dividend rate	—%	—%

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions. Unvested restricted stock units may not be sold or transferred by the holder.

A summary of the restricted stock units activity during the three months ended March 31, 2024 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	1,093,402	$10.27
Granted	731,925	7.83
Vested/Released	(90,123)	10.08
Forfeited	(44,662)	10.05
Unvested at March 31, 2024	1,690,542	$9.23

As a result of the 2021 Plan, the Company granted restricted stock units which vest in increments of 25% annually over a period of four years. For the three months ended March 31, 2024, 90,123 restricted stock units vested with a fair value of $1.0 million.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$1,478	$767
General and administrative	1,431	1,146
Total	$2,909	$1,913

As of March 31, 2024, there was $18.8 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.74 years.

As of March 31, 2024, there was $13.8 million of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.31 years.

10. Common Stock Warrants

In February 2015 and May 2015, the Company issued warrants to purchase 1,650,098 and 887,536 shares of Series B convertible preferred stock, respectively, at an exercise price of $1.24235 per share (the “Series B Warrants”). Each Series B Warrant was immediately exercisable and expires ten years from the original date of issuance. Pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity, the Series B Warrants were classified as a liability and were re-measured to fair value at each balance sheet date. A total of 173,827 of the Series B Warrants were outstanding and were converted into warrants to purchase 12,686 shares of common stock with an exercise price of $17.03 upon the completion of the IPO in November 2021. As a result, the 12,686 common stock warrants were converted into equity instruments and remain outstanding as of March 31, 2024.

11. Compensation

In January 2012, the Company adopted the Aura Biosciences 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 100% of the first 6% of employee contributions. The Company made matching contributions in the amount of $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

12. Commitments and Contingencies

Lease Commitments

The Company has historically entered into lease arrangements for its facilities. The Company has one operating lease for its office and laboratory facility with required future minimum payments as of March 31, 2024 and one operating lease that was terminated in August 2022.

On May 16, 2022, the Company entered into an office and laboratory lease in Boston, MA with an initial 10-year term and one renewal option to extend the lease for an additional seven years. The lease commenced on August 1, 2022, and estimated payments due under the initial term total $35.2 million. The lease requires a letter of credit totaling $0.8 million which is classified as long-term restricted cash and deposits on the consolidated balance sheet. The landlord will reimburse the Company up to $0.5 million for certain costs related to expansion of the laboratory space. As of March 31, 2024, the Company has incurred $0.1 million of expenses related to the expansion, and has been reimbursed for $0.1 million of these expenses.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s leases for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease Cost
Operating lease costs	868	881
Variable lease costs	361	309
Short-term lease costs	—	2
Total lease costs	$1,229	$1,192

Cash paid for amounts included in the measurement of lease liabilities—operating leases	$751	$768
Weighted-average remaining lease term—operating leases (years)	8.34	9.34
Weighted-average discount rate—operating leases	10.71%	10.71%

The following table reconciles the future minimum commitments to the Company’s operating lease liabilities at March 31, 2024 (in thousands):

Operating lease payments as of March 31, 2024
2024	$2,070
2025	3,306
2026	3,405
2027	3,507
2028	3,612
Thereafter	13,823
Total lease payments	29,723
Less: interest	(10,403)
Total lease liabilities at March 31, 2024	19,320
Less: current portion of lease liabilities	2,741
Lease liabilities, net of current portion	$16,579

License Agreements

The Company has entered into the following key agreements that relate to the core technology under development:

Rakuten License and Supply Agreement

In May 2024, the Company received notice from LI-COR, Inc., or LI-COR, that as of April 16, 2024, LI-COR assigned, and Rakuten Medical, Inc., or Rakuten, assumed, the 2014 Exclusive Agreement and the 2014 Non-Exclusive Agreement (each described below), each originally entered into by and between the Company and LI-COR. The 2014 Exclusive Agreement and 2014 Non-Exclusive Agreement were not otherwise modified by this assignment and assumption and remain in effect.

2014 Exclusive Agreement

In January 2014, the Company entered into an Exclusive License and Supply Agreement, or the 2014 Exclusive Agreement, with LI-COR for the license of IRDye 700DC and related licensed patent (now expired) for the treatment and diagnosis of ocular cancers in humans, as amended in January 2016, July 2017, April 2018 and April 2019. The 2014 Exclusive Agreement required a one-time upfront license issue fee of $0.1 million and aggregate milestone payments of up to $0.2 million upon certain regulatory and development milestones. The Company is also required to pay Rakuten low-single digit royalties on net sales. The term of the 2014 Exclusive Agreement expires on a country-by-country basis, until the longer of (i) ten years from the first commercial sale of a licensed product in such country and (ii) the last to expire valid claim in such country.

The Company recognized no expenses related to this agreement and related amendments for the three months ended March 31, 2024 and 2023, respectively.

2014 Non-Exclusive Agreement

In December 2014, the Company entered into a Non-Exclusive License Agreement, or the 2014 Non-Exclusive Agreement, with LI-COR for the supply of IRDye 700DX to the Company for the treatment and diagnosis of non-ocular solid tumor cancers in humans. Under the 2014 Non-Exclusive Agreement, the Company paid a license issue fee of $0.03 million on the effective date. The Company must also pay Rakuten a non-refundable, non-creditable fee of $0.03 million per each licensed product upon pre-IND designation, as defined of such licensed product, aggregate milestone payments of up to $0.3 million upon certain regulatory and development milestones; and during the term, the Company must pay Rakuten a low-single digit percentage royalty on net sales. Rakuten receives 10% of all sublicensee income within 30 days of the Company’s receipt from the sublicensee. The 2014 Non-Exclusive Agreement also required the Company to make certain payments upon the achievement of specified development and commercial milestones of up to $0.4 million in aggregate. During the three months ended March 31, 2024 and 2023, the Company recognized no milestones related to this agreement.

Life Technologies Corporation License Agreements

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

In January 2022, the Company entered into the First Amendment to the non-exclusive, perpetual license agreement with Life Technologies for use of the license in an additional indication. The cost of this amendment was a one-time fee of $0.05 million. During the three months ended March 31, 2024 and 2023, the Company recognized $0.02 million of expenses related to this agreement, respectively.

Effective in September 2022, the Company entered into a new non-exclusive, perpetual license agreement with Life Technologies for licensed products. Under this agreement, the Company is required to pay an initial license fee of $0.4 million for the first licensed product and $0.5 million for each additional licensed product. In addition, the agreement allows the Company the right to sublicense which would lead to a $0.2 million payment for each sublicense per licensed product and a $0.03 million payment for use of the cell line document package. In the event of a change of control, there will be a change of control fee of $0.5 million. During the three months ended March 31, 2024 and 2023, the Company recognized no expenses related to this agreement.

National Institute of Health (NIH)-Collaboration Research and Development Agreement

In July 2011, the Company entered into a Collaboration Research and Development Agreement, or CRADA, with Dr. John Schiller at the NIH, for a period of two years with the rights to an exclusive license to all technology generated within the collaboration. Under this agreement, the Company is required to make annual payments of $0.03 million to fund the research activities, the first payment of which was paid within 30 days of the effective date. Subsequent payments are due within 30 days of the anniversary of the effective date. This agreement was first amended in 2012, 2013, 2014, 2015, 2016, 2018 and in September of 2020. During the three months ended March 31, 2024 and 2023, the Company paid no research collaboration fees related to this agreement.

A seventh amendment was made in October 2020, requiring payment of $0.04 million within 30 days of October 1, 2020, and another $0.03 million within 30 days of the 10th anniversary of the CRADA, which was paid in July 2021. This seventh amendment extended the term of the CRADA to September 30, 2022. The Company recognized no milestones related to this agreement and related amendments for the three months ended March 31, 2024 and 2023.

An eighth amendment was effective in September 2022, requiring payment of $0.04 million within 30 days of November 1, 2022, and payment of another $0.03 million within 30 days of the 12th anniversary of the CRADA, which was in August 2023. This eighth amendment extended the term of the CRADA to September 30, 2024. During the three months ended March 31, 2024 and 2023, the Company recognized no expenses related to this agreement.

National Institute of Health (NIH)-Exclusive Patent License Agreement

In September 2013, the Company entered into an exclusive patent license agreement, or the NIH Exclusive License Agreement, with the NIH, that required the Company to pay a license issue royalty of $0.1 million and reimburse the NIH for any patent expenses incurred. Under the agreement, the Company is required to make low single-digit percentage royalty payments based on specified levels of annual net sales of licensed products subject to certain specified reductions. The Company is required to make development and regulatory milestone payments of up to $0.7 million in aggregate and sales milestone payments up to $0.6 million in the aggregate. The Company is also required to pay the NIH a mid-single to low teen-digit percentage of any sublicensing revenue the Company receives. Additionally, the Company’s payment obligations to the NIH are subject to an annual minimum royalty payment of low five figures. The Company recognized no patent licensing fees for the three months ended March 31, 2024 and 2023, respectively.

In 2015, 2018 and 2019, the Company amended its exclusive patent license to include updates on the status of the commercial development and update/expand the list of licensed patents and patent applications. Each of those amendments required a $0.03 million payment that the Company paid.

Inserm-Transfert License Agreement

In November 2009, the Company entered into an exclusive, royalty-bearing patent license agreement with Inserm-Transfert of France. The agreement expires on a country by country basis based on the last to expire any patent encompassed within the scope of the patent rights or 10 years from the date of the first commercial sales by the Company, whichever is later. The IND filing milestone of €0.01 million was accrued in 2016 and paid in 2017 by the Company. The milestones for the successful Phase I, II and III clinical trials are based on receiving a final report and achieving the primary endpoints defined in that trial, and those milestones have not been achieved as of March 31, 2024. Upon the sublicense by the Company of a product for which royalties are payable under the agreement, low- to mid-single-digit royalty payments would be due by the Company. The non-milestone payments in this agreement are subject to an anti-stacking clause. The Company did not incur any expense in the three months ended March 31, 2024 and 2023.

Clearside License Agreement

In July 2019, the Company entered into an exclusive license agreement, or the Clearside License Agreement, with Clearside Biomedical, Inc., or Clearside, for the license of Clearside’s Suprachoroidal Microneedle Technology for use in the treatment of indeterminate lesions and choroidal tumors. Upon execution of the Clearside License Agreement, the Company paid Clearside an upfront payment of $0.1 million which was expensed as incurred. Under the Clearside License Agreement, the Company is required to pay milestones up to $21.0 million in the aggregate upon the achievement of specified regulatory and development milestones, and upon the achievement of certain commercial sales milestones. The Company is also required to pay low to mid-single digit royalties on net sales. If the Company sublicenses a product for which royalties are payable, then the Company is required to pay the greater of 20% received or low single digit royalties on net sales.

The Clearside License Agreement expires on a country-by-country basis upon the later of the last to expire patent or ten years from the date of the first commercial sale of a product.

The Company recognized no expense related to this agreement and related amendments for the three months ended March 31, 2024 and 2023.

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

The Company has calculated basic and diluted net loss per share for the three months ended March 31, 2024 and 2023 as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(19,706)	$(17,466)
Denominator:
Weighted-average common stock outstanding—basic and diluted	49,451,943	37,784,282
Net loss per common share—basic and diluted	$(0.40)	$(0.46)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been antidilutive:

	Three Months Ended March 31,
	2024	2023
Stock options to purchase common stock	5,956,888	4,891,746
Restricted stock units that vest into common stock	1,690,542	566,064
Warrants to purchase common stock	12,686	12,686
Total potential dilutive shares	7,660,116	5,470,496

14. Income Taxes

For the three months ended March 31, 2024 and 2023, the Company recorded a tax provision of $0.05 million and $0 million, resulting in an effective tax rate of 0.1% and 0.0%, respectively. The income tax provision for the three months ended March 31, 2024 is attributable to state income taxes. The difference in the statutory rate and the effective tax rate is primarily the result of the valuation allowance recorded against the Company’s net deferred tax assets.

Due to the Company’s history of losses since inception, there is not enough positive evidence at this time to support a position that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a full valuation allowance, since the Company does not currently believe that realization of its deferred tax assets is more likely than not.

As of March 31, 2024, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

15. Subsequent Events

Subsequent events have been evaluated through the date of filing of the unaudited condensed consolidated financial statements. The Company has identified no subsequent events that require disclosure except as noted below.

In May 2024, the Company received notice that LI-COR assigned and Rakuten assumed the 2014 Exclusive Agreement and the 2014 Non-Exclusive Agreement, as further described in Note 12 of these unaudited condensed consolidated financial statements.

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

Overview

We are a clinical-stage biotechnology company developing precision immunotherapies to treat solid tumors designed to preserve the function of the organ with cancer. Our proprietary platform is designed to enable the targeting of a broad range of solid tumors using Virus-Like Particles, or VLPs, that can be conjugated with drugs or loaded with nucleic acids to create Virus-Like Drug Conjugates, or VDCs. VDCs are a novel class of drugs with a dual mechanism of action that promote cancer cell death by both the delivery of the cytotoxic payload to generate acute necrosis and activation of a secondary immune mediated response. Bel-sar, our lead VDC candidate, consists of a human papilloma virus, or HPV, derived VLP conjugated to hundreds of infrared laser-activated molecules. The VDC is designed in a way that prevents the conjugation from interfering with tumor binding enabling its selectivity to tumor cells but not to normal cells. Laser activation of bel-sar is designed to result in precise tumor cell killing with minimal damage to surrounding healthy tissues.

We are evaluating the safety and efficacy of bel-sar as a potential vision-sparing therapy in an ongoing global Phase 3 CoMpass trial for the first-line treatment of adult patients with small choroidal melanoma and indeterminate lesions, or early-stage choroidal melanoma. Bel-sar is also being explored for choroidal metastases and cancers of the ocular surface and is in Phase 1 clinical development in bladder cancer. While our initial focus is in ocular and urologic oncology, we envision the potential for development of bel-sar in additional therapeutic areas.

Small Choroidal Melanoma and Indeterminate Lesions

We are developing bel-sar as a potential first line vision-sparing treatment option for early intervention in small choroidal melanoma and indeterminate lesions, avoiding the need for radiotherapy and reducing the risk for metastasis for these patients. There are no U.S Food and Drug Administration, or FDA, -approved therapies for primary choroidal melanoma. There are three common treatments routinely used as standard of care, or SoC, for local control of choroidal melanoma: plaque brachytherapy; proton beam irradiation; and enucleation, or removal of the affected eye, each of which represent invasive surgical procedures and are associated with significant vision loss. We have received Orphan Drug Designation, or ODD, for the treatment of choroidal (also referred to as uveal) melanoma from the FDA and the European Medicines Agency, or EMA, and Fast Track designation from the FDA for the treatment of choroidal melanoma.

Our ongoing Phase 3 CoMpass trial in adult patients with small choroidal melanoma and indeterminate lesions is designed as a superiority trial comparing bel-sar versus sham delivered via suprachoroidal, or SC, injection followed by laser light activation. The trial is a global, randomized, multi-center, masked study. It is intended to enroll approximately 100 patients randomized 2:1:2 to receive the high dose regimen of bel-sar, low dose regimen of bel-sar or a sham control. The primary endpoint is time to tumor progression, and the first key secondary endpoint is a composite time to event analysis. Endpoints will only compare the bel-sar high dose regimen to sham when the last patient completes 15 months of follow up. The trial has a power of >90% to meet the primary endpoint. (ClinicalTrials.gov ID: NCT06007690)

We have received written agreement from the FDA under a Special Protocol Assessment, or SPA, for the design and planned analysis of the global Phase 3 CoMpass trial. Since there is no drug approved for the treatment of primary choroidal melanoma, we have aligned with FDA that a statistically significant difference on the primary endpoint will provide support from a regulatory perspective to meet the requirement of clinical effectiveness. Based on the SPA, the FDA has agreed that the design and planned analysis of the study can adequately address objectives in support of a regulatory submission.

Bel-sar has shown clinical benefit and has been generally well-tolerated in clinical trials to date. Interim 12-month results from a Phase 2 trial (ClinicalTrials.gov ID: NCT04417530) that evaluated 22 patients with small choroidal melanoma and indeterminate lesions in an open label dose escalation study of bel-sar delivered via SC injection followed by laser light activation was presented at the 2023 American Academy of Ophthalmology. The results demonstrated that patients who received three cycles of bel-sar therapy showed a local complete response with a tumor control rate of 80% (8/10) and a visual acuity preservation rate of 90% (9/10). The majority of patients were at high-risk for vision loss with tumors close to the fovea or optic disk. For 80% of patients that showed a local complete response, data showed a statistically significant reduction in tumor growth rate (-0.382 mm/yr, p = <0.0001) compared to each patient’s documented growth rate at study entry. The overall tolerability profile of bel-sar was favorable, with no dose-limiting toxicities, treatment-related serious adverse events or significant adverse events reported as of August 3, 2023. The interim Phase 2 results demonstrated an improved risk-benefit profile over intravitreal therapy, or IVT, administration and confirmed the SC delivery route of administration for the Phase 3 program. Final Phase 2 data from this study is expected to be presented by the end of 2024.

Choroidal Metastases

Choroidal metastasis, where different types of primary cancers from elsewhere in the body (e.g., breast and lung cancer) metastasize to the eye, is an even more common cause of intraocular malignancy than primary choroidal melanoma. There is a high unmet need in these patients, as current therapy consists primarily of external radiotherapy, which comes with a very high treatment burden and ocular morbidity. As such, an easier-to-apply treatment that preserves vision is needed. These patients are treated by the same ocular oncologists that treat choroidal melanoma, and SC administration of bel-sar followed by laser light activation will be the mode of administration studied in this indication. We have an open Investigational New Drug application, or IND, in the United States and have received Fast Track designation from the FDA’s Division of Oncology. We plan to initiate a Phase 2 clinical trial in choroidal metastases in 2024, with initial data expected by the end of 2024.

Cancers of the Ocular Surface

We are also evaluating the development of bel-sar in other eye cancer indications like cancers of the ocular surface. Ocular surface tumors are tumors that start in the conjunctiva and are treated by the same ocular oncologists that treat choroidal melanoma and choroidal metastasis. These tumors are life threatening and are diagnosed early, when they are not yet metastatic, not unlike choroidal melanoma. Ocular surface tumors are known to be immunologically ‘hot’, that is, susceptible to control through normal immune mechanisms and immune-modulating therapies. This could allow us to benefit from the immune activation that is part of our mechanism of action, as we have demonstrated with bladder tumors. There are currently no drugs approved for cancers of the ocular surface, and patients are treated with surgery and off-label chemotherapy.

Bladder Cancer

We are developing bel-sar for bladder cancer and have an ongoing Phase 1 clinical trial for the treatment of Non-Muscle Invasive Bladder Cancer, or NMIBC, and Muscle Invasive Bladder Cancer, or MIBC. Bladder cancer is the most common malignancy involving the urinary system and is the eighth most common cause of cancer death in men in the United States. While metastatic bladder cancer has several approved therapies, there are limited options for the treatment of intermediate and high-risk NMIBC.

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

We received Fast Track designation from the FDA for bel-sar for the treatment of NMIBC in June 2022, and in September 2023 we updated the protocol to include patients with MIBC. The ongoing Phase 1 multi-center, open-label clinical trial is expected to enroll approximately 21 adult patients and will evaluate the feasibility and safety of local administration, and early tumor response by histopathology. (ClinicalTrials.gov ID: NCT05483868) The trial has completed enrollment of the bel-sar only cohort (bel-sar injection without light activation). Protocol mandated safety review found no safety issues and the study has proceeded to the bel-sar injection plus light activation cohorts in patients with either NMIBC or MIBC. Preliminary data from the first patient in the light activated cohort of the trial, utilizing a single dose of bel-sar with light activation, produced a clinical complete response demonstrated by absence of cancer cells on histopathology with evidence of extensive necrosis and immune activation. Early Phase 1 data from this trial is expected in mid-2024.

We were incorporated as a Delaware corporation in 2009 and our headquarters are located in Boston, Massachusetts. Since our inception, we have focused our efforts on identifying and developing potential product candidates, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, conducting discovery, research and development activities and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue to date. We have funded our operations primarily through the sale of convertible preferred stock, common stock, and warrants. From inception through March 31, 2024, we have raised an aggregate of approximately $418.6 million of gross proceeds primarily from private placements of our equity and convertible preferred stock as well as through the issuance of our common stock. On November 9, 2023, we issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million, or the 2023 Follow-On Offering. We received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share, for aggregate gross proceeds of $92.5 million, or the 2022 Follow-On Offering. We received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the Securities and Exchange Commission, or the SEC, in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of its common stock from time to time in “at-the-market” offerings, or the ATM, under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. Other than the termination of the prospectus, the Sales Agreement remains in full force and effect. As of November 6, 2023, we had issued 993,996 shares of common stock at an average price of $12.50 under the ATM. On March 27, 2024, we filed a new shelf registration statement on Form S-3, or the 2024 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. We issued no shares of common stock during the three months ended March 31, 2024 under the ATM.

We have incurred significant operating losses in every year since our inception in 2009 and have not generated any revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $19.7 million and $17.5 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $307.0 million. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of March 31, 2024, we had cash and cash equivalents and marketable securities of $202.9 million. We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” below.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our bel-sar program, and include:

▪
employee-related expenses, including salaries, benefits and stock-based compensation expense for employees engaged in research and development functions;
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

Income Tax Benefit (Provision), Net

For the year ending December 31, 2023, we recorded a $0.1 million tax provision related to the current state income taxes. Since our inception, we have not recorded any U.S. federal benefits for our net operating loss carryforwards or research and development tax credits, due to the uncertainty of realizing a benefit from those items. As of December 31, 2023, we had federal gross operating loss carryforwards of approximately $174.4 million which may be available to offset future taxable income, of which $44.2 million begin to expire in 2029 and go through 2037 and $130.2 million do not expire. The state gross operating loss carryforwards of $148.5 million, which may be available to offset future taxable income and which would begin to expire in 2030, except for $0.7 million of state NOLs that do not expire. We had foreign gross operating loss carryforwards of $0.1 million, which may be available to offset future taxable income and which do not expire. As of December 31, 2023, we had federal and state research and experimentation credit carryforwards of $8.2 million and $2.3 million, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2029 and 2028, respectively. Due to the degree of uncertainty related to the ultimate use of the deferred tax assets, we have fully reserved these tax benefits, as the determination of the realization of the deferred tax benefits was not determined to be more likely than not.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$17,052	$14,405	$2,647
General and administrative	5,261	5,039	222
Total operating expenses	22,313	19,444	2,869
Loss from operations	(22,313)	(19,444)	(2,869)
Other income (expense):
Interest income, including amortization of discount	2,685	1,991	694
Other income (expense):	(32)	(13)	(19)
Total other income (expense)	2,653	1,978	675
Loss before income taxes	(19,660)	(17,466)	(2,194)
Income tax benefit (provision), net	(46)	—	(46)
Net loss	$(19,706)	$(17,466)	$(2,148)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Preclinical	$34	$251	$(217)
Clinical trials	3,322	2,887	435
Manufacturing development	2,986	3,973	(987)
Personnel/overhead expenses	10,710	7,294	3,416
Total research and development expenses	$17,052	$14,405	$2,647

Research and development expenses increased to $17.1 million for the three months ended March 31, 2024 from $14.4 million for the three months ended March 31, 2023, primarily due to ongoing clinical costs related to the progression of our Phase 2 study of bel-sar in early-stage choroidal melanoma and CRO costs associated with the advancement of our Phase 3 trial of bel-sar in early-stage choroidal melanoma, and higher personnel expenses related to growth of our company.

General and Administrative Expenses

General and administrative expenses increased to $5.3 million for the three months ended March 31, 2024 from $5.0 million for the three months ended March 31, 2023, primarily driven by personnel expenses, as well as increases in general corporate expenses related to growth of our company.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of convertible preferred stock and warrants as well as common stock. Through March 31, 2024, we have raised an aggregate of approximately $418.6 million of gross proceeds primarily from private placements of our equity and convertible preferred stock and warrants, as well as through the issuance of our common stock. On November 9, 2023, we issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million in the 2023 Follow-On Offering. We received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share for aggregate gross proceeds of $92.5 million in the 2022 Follow-On Offering. We received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into the Sales Agreement with the Sales Agent to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. As of November 6, 2023, we had issued 993,996 shares of common stock at an average price of $12.50 under the ATM. On March 27, 2024, we filed the 2024 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. We issued no shares of common stock during the three months ended March 31, 2024 under the ATM.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(24,452)	$(16,412)
Net cash provided by (used in) investing activities	9,396	(66,879)
Net cash provided by (used in) financing activities	253	201
Net decrease in cash, cash equivalents, and restricted cash	$(14,803)	$(83,090)

Operating Activities

During the three months ended March 31, 2024, net cash used in operating activities was $24.5 million primarily due to our net loss of $19.7 million and a decrease in accrued expenses and other current liabilities related to timing of vendor invoicing and payments and a decrease in prepaid expenses related to CRO costs incurred for the year associated with the start of our Phase 3 trial of bel-sar in early-stage choroidal melanoma, partially offset by an increase in stock compensation expense.

During the three months ended March 31, 2023, net cash used in operating activities was $16.4 million, primarily due to our net loss of $17.5 million and a decrease in accounts payable related to timing of vendor invoicing and payments, partially offset by an increase in stock compensation expense.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2024 was $9.4 million primarily due to maturities of marketable securities partially offset by purchases of marketable securities and property and equipment.

Net cash used in investing activities during the three months ended March 31, 2023 was $66.9 million primarily due to purchases of marketable securities and property and equipment, partially offset by proceeds from sale and maturities of marketable securities.

Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $0.3 million from proceeds from stock options exercises and issuance of common stock under the ESPP.

During the three months ended March 31, 2023, net cash provided by financing activities was $0.2 million from proceeds from stock options exercises and issuance of common stock under the ESPP.

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
▪
if our product candidates are approved, our ability to establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from third-party and government payors;
▪
the effect of competing technological and market developments;
▪
the extent to which we acquire or invest in businesses, products, and technologies; and
▪
unfavorable global economic conditions, which may exacerbate the magnitude of the factors discussed above.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. As of March 31, 2024, we had cash and cash equivalents and marketable securities of $202.9 million. Based on our research and development plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Material Cash Requirements

The following table summarizes our contractual obligations and commitments as of March 31, 2024.

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	$29,723	$2,887	10,295	7,379	9,162
Total	$29,723	$2,887	$10,295	$7,379	$9,162

(1)
Amounts in the table above reflect payments due for our lease of office and lab space in Boston, Massachusetts, that expires in August 2032.

On May 16, 2022, we entered into an office and laboratory lease in Boston, Massachusetts with an initial 10-year term and one renewal option to extend the lease for an additional seven years. The lease commenced on August 1, 2022.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies from those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

Recent Accounting Pronouncements

We assessed the recent accounting pronouncements for the three months ended March 31, 2024, and determined no pronouncements have material impact to the condensed consolidated financial statements.

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

We will remain an “emerging growth company” until the earliest of: the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or the last day of the fiscal year ending after the fifth anniversary of our initial public offering, or IPO.

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

If we are a smaller reporting company at the time we cease to be an emerging growth company we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we will not be required to obtain a separate attestation of internal control over financial reporting from an outside auditor.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2024, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully read and consider all of the risks described below, as well as the other information in this Quarterly Report, including our unaudited condensed consolidated financial statements and related notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations and future prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

Risks Related to Our Financial Position, and Additional Capital Needs

We have incurred significant net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Our net losses were $19.7 million and $17.5 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $307.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly as we continue clinical development for bel-sar and continue to discover and develop additional product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We incur costs, and will incur additional costs, associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. To date, we have not generated any revenue from any product sales. Our ability to become profitable depends upon our ability to generate revenue. We have no products approved for commercial sale and, therefore, have never generated any revenue from product sales, and we do not expect to in the foreseeable future. Further, we do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:

▪
initiating and completing research regarding, and preclinical and clinical development of, bel-sar in primary choroidal melanoma and additional oncology indications, including choroidal metastases and bladder cancer as well as any other research programs from our VDC technology platform and any future product candidates;
▪
obtaining marketing approval for bel-sar and any future product candidates for which we complete clinical trials;
▪
transferring our manufacturing process to, and developing and maintaining it with, a CDMO for bel-sar and any future product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third parties;
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

Since our inception, we have used substantial amounts of cash to fund our operations, and our expenses will increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate and complete clinical trials of, and seek marketing approval for bel-sar. Identifying and developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Even if one or more of bel-sar or any future product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory agencies to perform clinical trials or nonclinical studies in addition to those that we are currently conducting or anticipate. Other unanticipated costs may also arise. Because the design and outcome of our current and planned clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of bel-sar or any future product candidates that we develop. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

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

We rely on our team’s expertise in drug discovery, translational research and patient-driven precision medicine to develop our product candidates. Our business depends significantly on the success of this engine and the development and commercialization of the product candidates that we discover with this engine. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales in the near term, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

▪
successful and timely completion of preclinical and clinical development of bel-sar in small choroidal melanoma and indeterminate lesions and additional oncology indications, including but not limited to choroidal metastases and bladder cancer, other research programs from our VDC technology platform, and any other future programs;
▪
establishing and maintaining relationships with CROs and clinical sites for the clinical development of bel-sar, other research programs from our VDC technology platform, and any other future programs;
▪
timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;
▪
transferring our manufacturing process to, and developing or maintaining it with, a CDMO including obtaining finished products that are appropriately packaged for sale;
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

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted IND, Premarket Approval, or PMA, or biologics license application, or BLA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Because the activity of bel-sar in ocular melanoma requires a drug delivery device and activation by a laser, the regulatory complexity of the product candidate is greater than for products that don’t utilize a device, which creates uncertainties in the requirements for regulatory approval. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA, the EMA, or other regulatory agencies to market bel-sar or any future product candidate. Carrying out later-stage clinical trials is a complicated process. Our operations to date have been limited to financing and staffing our company, developing our technology and conducting preclinical research and Phase 1 and Phase 2 clinical trials for our product candidates, primarily related to our bel-sar program in small choroidal melanoma and indeterminate lesions. We have not yet demonstrated an ability to successfully complete pivotal clinical trials, though we have an ongoing global Phase 3 trial in small choroidal melanomas and indeterminate lesions, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In order to complete later stage or pivotal trials, we are expanding our clinical operations, CMC and regulatory capabilities, and we may be unable to recruit and train qualified personnel or sign a contract with a global clinical research organization to conduct the trials on our behalf. Consequently, we may be unable to successfully and efficiently design, execute and complete necessary clinical trials in a way that leads to approval of bel-sar or future product candidates. We may require more time to enroll patients and incur greater costs than our competitors and may not succeed in obtaining global regulatory approvals of product candidates that we develop. Furthermore, we may conduct our first pivotal trial based on an adaptive design, which could increase the time spent on or costs associated with this trial. We are in the process of transferring our intended commercial manufacturing process to our intended external CDMO commercial manufacturing site. During this transfer process, some modifications may be needed to ensure manufacturability and ability to scale-up the process to commercial batch sizes. We intend to perform an analytical comparability assessment between the current clinical process and the intended commercial process, however, if this analytical process comparability assessment is unsuccessful, clinical comparability may be required, which may result in delayed regulatory approval. We do not anticipate a change in formulation. However, failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical-stage biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Bel-sar is a novel biologic for which the intended use in ocular oncology requires delivery to the suprachoroidal space, or SCS, and activation by a laser. For ocular oncology indications, we use Clearside Biomedical Inc.’s SCS Microinjector®, or the SCS Microinjector, to deliver bel-sar into the SCS. In the United States, we plan to submit a single BLA for the review and approval of this combination of bel-sar with the SCS Microinjector and the laser(s) in our initial target indication of small choroidal melanoma and indeterminate lesions, but subsequent indications and delivery systems may require different or additional applications for marketing authorization. The SCS Microinjector was approved by FDA in October 2021 as a constituent of the drug/device combination product XIPERE®. There may be additional regulatory risks for biologic-device combination products. We may experience delays in obtaining regulatory approval of bel-sar given the increased complexity of the review process when approval of the product and a medical device is sought under a single BLA. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device. Devices are subject to the FDA design control device requirements which comprise among other things, design verification, design validation, and testing to assess performance, cleaning, and robustness. In the European Union, or EU, medical devices must be authorized under the EU’s Medical Devices Regulation, which requires compliance with the general safety and performance requirements set forth in such legislation. Delays in or failure of the studies conducted by us, or failure of our company, our collaborators, if any, or our third-party providers or suppliers to maintain compliance with regulatory requirements could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in bel-sar reaching the market.

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

In addition, our competitors may in the future commence clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may choose instead to enroll in clinical trials of our competitors. Additionally, the process of finding patients may prove costly. We also may not be able to identify, recruit or enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidates under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. Our lead indication of early-stage choroidal melanoma is a rare disease and as such clinical trial recruitment estimates may be inaccurate and such recruitment may take longer than expected.

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

We are currently conducting a Phase 3 clinical trial and have, or anticipate to have, sites in the United States as well as in some or all of the following countries, among others: Ireland, the UK, Canada, Australia, Austria, Italy, Greece, South Korea, Israel, Germany, France, Spain, Denmark, Sweden, Belgium, and the Czech Republic. We also may in the future choose to conduct one or more additional clinical trials outside the United States, including in Europe. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and the U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practices, or GCP, regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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
▪
regulators or institutional review board, or IRBs, or ethics committees may delay or may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

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

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion, monitoring, and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, compliance with applicable product tracking and tracing requirements, as well as continued compliance with current Good Manufacturing Practices, or cGMPs, and GCPs for any clinical trials that we conduct post-approval. Additionally, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We obtained agreement from the FDA on the design and planned analysis of our global Phase 3 trial of bel-sar for the treatment of early-stage choroidal melanoma through a SPA. An SPA agreement documents FDA’s agreement that the design and planned analysis of a study can adequately address objectives in support of a regulatory submission. However, final determinations for marketing application approval are made after complete review of a marketing application and are based on the entire data in the application.

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

Moreover, if the FDA revokes or alters its agreement under the SPA, or interprets the data collected from the clinical trial differently than we do, the FDA may not deem the data sufficient to support an application for regulatory approval of bel-sar for the treatment of small choroidal melanoma and indeterminate lesions.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing, and expect to continue to do so, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.

We currently rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, central reading centers, medical institutions and clinical investigators, to conduct some aspects of our research, preclinical testing and clinical trials. We are using a clinical CRO for the pivotal trial for bel-sar for the treatment of early-stage choroidal melanoma. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations. If we need to enter into alternative arrangements, our product development activities would be delayed.

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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. While we are not aware of anyone currently developing a treatment for early-stage choroidal melanoma, in the future our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results than us. There are multiple companies that have drugs in clinical development for the treatment of NMIBC that are unresponsive to BCG, such as Sesen Bio, Inc., FerGene, Inc., UroGen Pharma Ltd., CG Oncology, Inc. and ImmunityBio, Inc. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our potential competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly as they develop novel approaches to treating disease indications that our product candidates are also focused on treating. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to in-license novel therapeutics that could make the product candidates that we develop obsolete. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaboration partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products, which may reduce or eliminate our commercial opportunity. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

Even if we obtain regulatory approval of our product candidates, the availability and price of our potential future competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see the section of our Annual Report on Form 10-K for the year ended December 31, 2023 titled “Business—Competition.”

Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize any products that we may develop also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. For more information, see the section of our Annual Report on Form 10-K for the year ended December 31, 2023 titled “Business—Government Regulation—Coverage and Reimbursement.”

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

The incidence and prevalence for target patient populations of bel-sar and any future product candidates has not been established with precision. Bel-sar is a VDC product candidate being developed for the first line treatment of early-stage choroidal melanoma. Our projections of both the number of people who have choroidal melanoma, as well as additional ocular oncology and bladder cancer indications, are based on our estimates.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. For more information, see the section of our Annual Report on Form 10-K for the year ended December 31, 2023 titled “Business – Government Regulation – Health Care Laws and Regulations.”

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many states in the United States have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the General Data Protection Regulation, or GDPR, also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by the Health Insurance Portability and Accountability Act, or HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The United States and many foreign jurisdictions have enacted and/or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay regulatory approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell a product for which we obtain regulatory approval. Changes in laws, regulations, statutes or the interpretation of existing laws and regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information, see the section of our Annual Report on Form 10-K for the year ended December 31, 2023 titled “Business—Government Regulation—Health Care Reform & Legislative Updates.”

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

If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation with respect to bel-sar or a future product candidate, thereby potentially extending the term of marketing exclusivity for such product, our business may be harmed.

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

We and our licensors rely on confidentiality agreements to protect unpatented know-how, technology and other proprietary information related to our product and process, to maintain our competitive position. For example, our licensor Rakuten (previously LI-COR) maintains its manufacture of IRDye 700DX® dye molecules (used in bel-sar) as a trade secret. Trade secrets and know-how can be difficult to protect. In particular, the trade secrets and know-how in connection with our development programs and other proprietary technology we may develop may over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology and the movement of personnel with scientific positions in academic and industry.

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

We and any potential collaborators may be subject to federal, state and foreign data protection laws and regulations including, without limitation, laws that regulate personal data such as health data. For example, in the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state personal information laws (e.g., the California Consumer Privacy Act of 2018, or CCPA), state data breach notification laws, state health information privacy laws and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure and protection of health-related and other personal data. These laws and regulations could apply to our operations, the operations of our collaborators, or other relevant stakeholders upon whom we depend. In addition, we may obtain personal data (including health information) from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Additionally, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

The increase of foreign privacy and security legal frameworks with which we must comply, increases our compliance burdens and exposure to substantial fines and penalties for non-compliance. For example, under the GDPR, entities that violate the GDPR can face fines of up to the greater of 20 million euros (£17.5 million under UK GDPR) or 4% of their worldwide annual turnover, or revenue. Additionally, regulators could prohibit our use of personal data subject to the GDPR. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from infringement of the GDPR. The GDPR has increased our responsibility and potential liability in relation to personal data that we process, requiring us to put in place additional mechanisms to comply with the GDPR and other foreign data protection requirements.

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

While we maintain product liability insurance, we anticipate that we will need to increase our insurance coverage as we conduct additional clinical trials and if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain product liability insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Based on the beneficial ownership of our common stock as of March 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 51.1% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or our amended and restated certificate of incorporation or our amended and amended and restated bylaws (including the interpretation, validity or enforceability thereof) or (iv) any action asserting a claim that is governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws will further provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

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

Our tenth amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors, or Board, that our stockholders might consider favorable. Some of these provisions include:

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our tenth amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by the then-current Board and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our Board could cause the market price of our common stock to decline.

Future sales and issuances of our common stock or rights to acquire shares of our common stock, could result in additional dilution to the ownership of our stockholders and cause the market price of our common stock to decline significantly.

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could be granted rights superior to our existing stockholders. In March 2024, we filed a registration statement on Form S-3 relating to the registration of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. Concurrently with the filing of such registration statement, we filed an “at-the-market” offering prospectus supplement, which provides for the offering, issuance and sale by us of shares of our common stock from time to time for aggregate gross proceeds of up to $75 million in sales deemed to be “at-the-market offerings” as defined by the Securities Act. Any sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline. Furthermore, new investors purchasing securities that we may issue and sell in the future could obtain rights superior to the rights of our existing stockholders.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of March 31, 2024, we have 49,504,405 shares of common stock outstanding. Significant portions of these shares are held by a small number of stockholders, including persons who were our stockholders prior to our IPO. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, certain shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered or intend to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, our directors, executive officers and certain affiliates may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our company’s current and projected business operations and its financial condition and results of operations.

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

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect our company, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

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
▪
potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements;
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

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on our company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a customer or supplier, or the loss of any significant supplier relationships, could result in material losses to us and may have material adverse impacts on our business.

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the COVID-19 pandemic, which began in 2020, caused significant volatility and uncertainty in the U.S. and international markets. In addition, the current military conflict between Russia and Ukraine and the armed conflict in Israel and the Gaza Strip could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that may be initiated by nations including the United States, the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CDMOs and other third parties with which we conduct business. A severe or prolonged economic downturn or political unrest could result in a variety of risks to our business, including but not limited to weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Section 404, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. In addition, as an “emerging growth company,” we are only required to provide two years of audited financial statements and two years of selected financial data in our periodic reports.

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

The trading price of our common stock is highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for your common stock. The market price for our common stock may be influenced by many factors, including the other risks described in the section of this Quarterly Report on Form 10-Q titled “Risk Factors” and the following:

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

In the past, securities class action litigation has often been brought against public companies following declines in the market price of their securities. This risk is especially relevant for biopharmaceutical companies, which have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and our resources, which could harm our business.

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

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Insider Trading Arrangements

None of our directors or officers, as defined in Rule 16a-1(f) under the Securities Act, adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) of Regulation S-K, during the quarter ended March 31, 2024.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Tenth Amended and Restated Certificate of Incorporation of Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-40971) filed on March 23, 2022).

3.2

Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (File No. 001-40971) filed on March 23, 2022).

4.1

Fifth Amended and Restated Investors’ Rights Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-260156) filed on October 8, 2021).

10.1*†^	Employment Offer Letter, dated March 12, 2024, by and between Conor Kilroy and the Registrant.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

† Indicates a management contract or any compensatory plan, contract or arrangement.

^ Certain information in this document (indicated by asterisks) has been excluded pursuant to Regulation S-K, Item 601(a)(6).

# These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aura Biosciences, Inc.

Date: May 9, 2024	By:	/s/ Elisabet de los Pinos
Elisabet de los Pinos
President and Chief Executive Officer

Date: May 9, 2024	By:	/s/ Julie Feder
Julie Feder
Chief Financial Officer