Form 10-K/A
period 2023-12-31
Aura Biosciences, Inc.
filed 2024-06-14
CIK 1501796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31
,
2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

Commission File Number
001-40971

AURA BIOSCIENCES, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	32-0271970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Guest Street Boston , MA	02135
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (
617
)
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
If an emerging growth company, indicate by check mark if the registrant has el
ected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). YES ☐ NO ☒

Auditor PCAOB ID Number: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Boston Massachusetts
As of June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant’s aggregate market value of its voting common equity held by non-affiliates
was $224.6 million based on the closing sale price of $12.35 per share as reported on the Nasdaq Global Market on that date.
The number of shares of Registrant’s Common Stock outstanding as of March 20, 2024 was 49,504,405.

Explanatory Note
This Amendment No. 1 to
Form 10-K
(this “Amendment”) amends the Annual Report on
Form 10-K
for the year ended December 31, 2023 originally filed on March 27, 2024 (the “Original Report”) by Aura Biosciences, Inc., or the Company or Aura. The sole purpose of this Amendment is (a) to amend each of (1) Part III, Item 11 “Executive Compensation”, (2) Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and (3) Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence” of the Original Report, in each case, to update the disclosure for the Company’s named executive officers to include J. Jill Hopkins, M.D. and to remove Cadmus C. Rich, M.D. as a named executive officer, and (b) to amend Part III, Item 11 “Executive Compensation” of the Original Report to correct the calculation of the value of option awards to be in accordance with FASB Accounting Standards Codification Topic 718.
Also included in this Amendment are (i) the signature page, (ii) certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002
and (iii) Item 15, which has been restated in its entirety as set forth below to include the additional certifications and other exhibits. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as set forth in this Amendment, no other changes are made to the Original Report. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report, nor does it modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other SEC filings subsequent to the filing of the Original
Report
.

Table of Contents

PART III

Item 11. Executive Compensation.

Executive Compensation Overview

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section provides an overview of the compensation awarded to and earned by each individual who served as our principal executive officer at any time during the year ended December 31, 2023 and to our next two most highly compensated executive officers in respect of their service to our company for our year ended December 31, 2023. We refer to these individuals as our “named executive officers.” Our named executive officers for the year ended December 31, 2023 are:

•	Elisabet de los Pinos, Ph.D., our President and Chief Executive Officer;

•	Julie B. Feder, our Chief Financial Officer; and

•	J. Jill Hopkins, M.D., our Chief Medical Officer and President of Research and Development.

2023 Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years indicated.

	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Elisabet de los Pinos, Ph.D.	2023	585,525	—		1,240,688	1,400,963	289,835	19,800	3,536,811
President, Chief Executive Officer and Director	2022	555,000	—		—	—	222,000	18,300	795,300
Julie B. Feder	2023	437,825	—		496,275	560,385	166,374	—	1,660,859
Chief Financial Officer
J. Jill Hopkins Chief Medical Officer and President of Research and Development	2023	109,375	200,000	(4)	1,210,950	1,365,820	49,536	—	2,935,681

(1)

Amounts represent the aggregate grant date fair value of the restricted stock unit and option awards granted to our named executive officers during the fiscal year ended December 31, 2023, computed in accordance with FASB Accounting Standards Codification Topic 718, or FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 9 to our consolidated financial statements included in the Original Report for the fiscal year ended December 31, 2023. This amount does not correspond to the actual value that may be recognized by the named executive officer upon exercise of the applicable award or sale of the underlying shares of stock. Amounts for Dr. Hopkins represent initial equity grants she received in connection with her joining the Company on October 16, 2023.

(2)

Amounts represent the annual bonuses paid with respect to achievement of our company and, if applicable, individual performance objectives for 2023 and 2022. Amount for Dr. Hopkins was prorated in connection with her joining the Company on October 16, 2023.

(3)	The amounts reported represent matching contributions made by us under our 401(k) plan.
(4)	Amount reported represents a sign-on bonus received in connection with the commencement of Dr. Hopkins’ employment with the Company on October 16, 2023.

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

For fiscal year 2023, the annual base salary for each of Dr. de los Pinos, Ms. Feder and Dr. Hopkins were $585,525, $437,825 and $525,000, respectively.

Bonuses

We pay cash bonuses to reward our executives for their performance over the fiscal year, based on the achievement of certain corporate performance goals and, if applicable, individual performance goals. We believe such bonuses properly incentivize our named executive officers and allow us to remain competitive within the marketplace. The target annual bonuses for Dr. de los Pinos, Ms. Feder and Dr. Hopkins for the fiscal year ended December 31, 2023 were 55%, 40% and 50% of annual base salary, respectively. Based on our achievement of the applicable performance goals for 2023, the Compensation Committee determined that we had achieved 90% of our corporate goals, and, after evaluating applicable individual performance goals, each named executive officer earned the amount set forth in the 2023 Summary Compensation Table above. Dr. Hopkins’ annual bonus was prorated in connection with her joining the Company on October 16, 2023.

In addition, in connection with joining the Company on October 16, 2023, Dr. Hopkins received a sign-on bonus of $200,000, subject to repayment as described below under “—Executive Employment Arrangements.”

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

J. Jill Hopkins, M.D.

In connection with her appointment as Chief Medical Officer and President of Research & Development we entered into an employment offer letter with Dr. Hopkins effective as of October 16, 2023, or the Hopkins Offer Letter. Pursuant to the Hopkins Offer Letter, Dr. Hopkins is paid an annual base salary of $525,000 and following the end of each calendar year, Dr. Hopkins is eligible to receive a discretionary annual performance bonus with a target of 50% of her then annual base salary based upon our Board’s assessment of our achievement of company performance goals and Dr. Hopkins’ continued employment with the Company. Pursuant to the Hopkins Offer Letter, Dr. Hopkins also received a sign-on bonus of $200,000 in connection with the commencement of her employment with the Company. In the event Dr. Hopkins’ employment terminates for any reason prior to the one-year anniversary of her start date, she must repay the Company 100% of the sign-on bonus, and in the event her employment terminates for any reason subsequent to the one-year anniversary but prior to the two-year anniversary of her start date, she must repay the Company 50% of the sign-on bonus.

Pursuant to the Hopkins Offer Letter, we granted Dr. Hopkins (i) an option to purchase 200,000 shares of our common stock, which will vest as follows: 25% shall vest and become exercisable on the first anniversary of October 16, 2023, and 2.0834% shall vest and become exercisable on a monthly basis thereafter over the following 36 months, subject to Dr. Hopkins’ continued service as of each vesting date, and (ii) 135,000 restricted stock units, which will vest as follows: 25% shall vest on the 15th of the month following the first anniversary of October 16, 2023, or the First Vesting Date, and 25% shall vest on each of the first year anniversary, second year anniversary, and third year anniversary of the First Vesting Date, subject to Dr. Hopkins’ continued service as of each vesting date.

Pursuant to the Hopkins Offer Letter, in the event that Dr. Hopkins’ employment is terminated by the Company without “Cause” or by Dr. Hopkins for “Good Reason” (each as defined in the Hopkins Offer Letter), subject to her execution of a release within 60 days of such termination, Dr. Hopkins will be entitled to receive (i) continuation of her annual base salary for nine months and (ii) subject to Dr. Hopkins’ timely election to continue COBRA health coverage and copayment of premium amounts at the applicable active employees’ rate, a monthly cash payment equal to the amount that the Company would have paid to provide health insurance to Dr. Hopkins for nine months.

Dr. Hopkins has also entered into a Confidential Information, Non-Solicitation, and Invention Assignment Agreement with us that contains a non-solicitation provision that applies during and for one year following her employment with us and a non-disclosure provision that apply during and following her employment with us.

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

Outstanding Equity Awards at Fiscal 2023 Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of fiscal year 2023:

	OPTION AWARDS (1)						STOCK AWARDS
NAME	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Elisabet de los Pinos	1/19/2023	—	—		—	—	121,875	(3)	1,079,813
	1/19/2023	—	187,500	(4)	10.18	1/19/2033	—		—
	10/28/2021	—	—		—	—	37,178	(5)	329,397
	10/28/2021	172,656	146,094	(6)	14.00	10/28/2031	—		—
	6/28/2021	387,779	232,658	(7)	5.48	6/28/2031	—		—
	3/16/2020	186,769	8,120	(8)	4.25	3/16/2030	—		—
	2/6/2019	63,548	—		3.16	2/6/2029	—		—
	2/21/2018	364,963	—		2.74	2/21/2028	—		—
	7/7/2017	14,598	—		5.21	7/7/2027	—		—
	4/11/2016	14,598	—		5.48	4/11/2026	—		—
	6/2/2015	10,948	—		5.07	6/2/2025	—		—
	10/1/2014	5,474	—		5.76	10/1/2024	—		—
Julie Feder	1/19/2023	—	—		—	—	48,750	(3)	431,925
	1/19/2023	—	75,000	(4)	10.18	1/19/2033	—		—
	10/28/2021	—	—		—	—	13,124	(5)	116,279
	10/28/2021	60,937	51,563	(6)	14.00	10/28/2031	—		—
	6/28/2021	78,471	47,076	(7)	5.48	6/28/2031	—		—
	3/16/2020	33,534	1,457	(8)	4.25	3/16/2030	—		—
	2/6/2019	18,248	—		3.16	2/6/2029	—		—
	10/3/2018	85,757	—		2.74	10/3/2028	—		—
J. Jill Hopkins, M.D.	11/1/2023	—	—		—	—	135,000	(10)	1,196,100
	11/1/2023	—	200,000	(9)	8.97	11/1/2033	—		—

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

(2)	Amounts are equal to $8.86, the closing price of our common stock on December 29, 2023, the last trading day of 2023, times the number of unvested restricted stock units.
(3)	The restricted stock units vest in four equal annual installments following January 23, 2023.
(4)	25% of the shares subject to this stock option vest on the first anniversary of January 23, 2023 with the remainder vesting thereafter in 36 equal monthly installments.
(5)	The restricted stock units vest in four equal annual installments following October 28, 2021.
(6)	25% of the shares subject to this stock option vest on the first anniversary of October 28, 2021 with the remainder vesting thereafter in 36 equal monthly installments.
(7)	The shares vest in 48 equal monthly installments beginning on the one-month anniversary of the vesting commencement date of June 28, 2021.
(8)	The shares vest in 48 equal monthly installments beginning on the one-month anniversary of the vesting commencement date of February 6, 2020.
(9)	25% of the shares subject to this stock option vest on the first anniversary of October 16, 2023 with the remainder vesting thereafter in 36 equal monthly installments.
(10)	The restricted stock units vest in four equal annual installments following October 16, 2023.

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

2023 Director Compensation Table

NAME	FEES EARNED OR PAID IN CASH ($)		OPTION AWARDS ($) (1)(2)	TOTAL ($)
David Johnson	$84,000		$148,318	$232,318
Giovanni Mariggi, Ph.D. (3)	—		—	—
Antony Mattessich	$55,500		$148,318	$203,818
Rajesh Parekh, Ph.D.	$40,000	(4)	$148,318	$188,318
Sapna Srivastava, Ph.D.	$55,000		$148,318	$203,318
Karan Takhar (5)	—		—	—

(1)

Amounts represent the aggregate grant date fair value of option awards granted to our directors during our fiscal year ended December 31, 2023, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 9 to our consolidated financial statements included in the Original Report for the fiscal year ended December 31, 2023. This amount does not correspond to the actual value that may be recognized by the director upon exercise of the applicable award or sale of the underlying shares of stock. Except as noted below, none of our directors held options to purchase our common stock or any other stock awards as of December 31, 2023.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (a)		Weighted- average exercise price of outstanding options, warrants and rights ($) (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (#) (c)
Equity compensation plans approved by security holders(1)	6,123,753	(2)	8.46	(2)	6,946,623	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	6,123,753		8.46		6,946,623

(1)	Includes the following plans: the 2009 Plan, the 2018 Plan, the 2021 Plan, and our 2021 Employee Stock Purchase Plan, or the 2021 ESPP.
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

Security Ownership of Certain Beneficial Owners

The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of March 20, 2024 by:

•	each of our directors;

•	each of our named executive officers;

•	all of our directors and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own greater-than-5.0% of our common stock.

The column entitled “Shares Beneficially Owned” is based on a total of 49,504,405 shares of our common stock outstanding as of March 20, 2024.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 20, 2024, as well as restricted stock units vesting within 60 days after March 20, 2024, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Name and address of beneficial owner (1)	Shares Beneficially Owned	Percentage
> 5% Stockholders:
Matrix Capital Management Master Fund, LP (2)	6,922,870	14.0%
Eventide Asset Management, LLC (3)	5,802,682	11.7%
Adage Capital Partners, L.P. (4)	4,225,000	8.5%
Citadel-Multi Strategy Equities Master Fund Ltd. (5)	3,631,494	7.3%
Entities affiliated with Medicxi (6)	3,039,892	6.1%
Named Executive Officers and Directors:
Elisabet de los Pinos, Ph.D. (7)	1,534,335	3.0%
J. Jill Hopkins, M.D. (8)	—	*
Julie Feder (9)	336,548	*
David Johnson (10)	722,634	1.5%
Giovanni Mariggi, Ph.D.	—	—
Raj Parekh, Ph.D. (11)	32,000	*
Sapna Srivastava, Ph.D. (12)	72,243	*
Karan Takhar	—	—
Antony Mattessich (13)	66,658	*
All executive officers and directors as a group (10 persons) (14)	2,764,418	5.3%

*	Represents beneficial ownership of less than one percent.

(1)	Unless otherwise indicated, the address for each beneficial owner is c/o Aura Biosciences, Inc., 80 Guest Street, Boston, MA 02135.

(2)

Information herein is based on the Schedule 13D/A filed with the SEC on November 9, 2023, jointly, by Matrix Capital Management Company LP, or Investment Manager, and David E. Goel, or together with Investment Manager, the Reporting Persons. Matrix Capital Management Master Fund, LP, or Matrix, is the record owner of 6,922,870 shares of common stock. Investment Manager is the investment advisor to Matrix with respect to the shares of common stock held by Matrix. Mr. Goel serves as the Managing General Partner of Investment Manager with respect to the shares of common stock held by Matrix. Karan Takhar, a member of our Board, is a Senior Managing Director of Matrix and may be deemed to have voting and dispositive power over the shares held by Matrix. The mailing address for Matrix is 1000 Winter Street, Suite 4500, Waltham, Massachusetts 02451.

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

(5)

Information herein is based on the Schedule 13G/A filed with the SEC on February 14, 2024, jointly, by Citadel Advisors LLC, or Citadel Advisors, Citadel Advisors Holdings LP, or CAH, Citadel GP LLC, or CGP, Citadel Securities LLC, or Citadel Securities, Citadel Securities Group LP, or CALC4, Citadel Securities GP LLC, or CSGP, and Kenneth Griffin, or collectively, the Reporting Persons, with respect to the shares owned by Citadel Multi-Strategy Equities Master Fund Ltd., or Citadel, CRBU Holdings LLC, or CRBH, and Citadel Securities. Citadel is the record owner of 3,568,099 shares of common stock, CRBH is the record owner of 37,967 shares of common stock and Citadel Securities is the record owner of 25,428 shares of common stock. Citadel Advisors is the portfolio manager of Citadel. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of CRBH and Citadel Securities. CSGP is the general partner of CALC4. Kenneth Griffin owns a controlling interest in CGP and CSGP and may be deemed to have shared power to vote or direct the vote of, and/or shared power to dispose or to direct the disposition of, the shares held by Citadel, CRBU and Citadel Securities. The foregoing should not be construed as an admission that Mr. Griffin or any of the Citadel-related entities is the beneficial owner of any of our securities other than the securities actually owned by such person (if any). The address for each of the persons and entities named in this footnote is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131.

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

(7)

Consists of (i) 131,412 shares of common stock held of record by EdlP Revocable Trust, (ii) 36,503 shares of common stock issuable upon the vesting of restricted stock units within 60 days after March 20, 2024, and (iii) options to purchase 1,366,420 shares of our common stock that are exercisable within 60 days of March 20, 2024.

(8)	Dr. Hopkins does not beneficially own any options to purchase shares of our common stock that are exercisable within 60 days of March 20, 2024.

(9)

Consists of (i) 13,305 shares of common stock issuable upon the vesting of restricted stock units within 60 days after March 20, 2024, and (ii) options to purchase 323,243 shares of our common stock that are exercisable within 60 days of March 20, 2024.

(10)

Consists of (i) 139,672 shares of common stock held by Velosity Capital Management LLC, an entity that Mr. Johnson is the sole member of, (ii) 135,667 shares of common stock held individually, (iii) 150,000 shares of common stock held in irrevocable trusts, and (iv) options to purchase 297,295 shares of our common stock that are exercisable within 60 days of March 20, 2024, which are individually held by Mr. Johnson.

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

Communications with Board of Directors

Any interested party with concerns about our company may report such concerns to the Board or the Chairman of our Board or the Chair of our Nominating and Corporate Governance Committee, by submitting a written communication to the attention of such director to c/o Aura Biosciences, Inc., 80 Guest StreetBoston, MA 02135, United States.

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

The full text of our Audit Committee charter, Compensation Committee charter and Nominating and Corporate Governance charter is posted on the investor relations portion of our website at https://aurabiosciences.com/. We do not incorporate the information contained on, or accessible through, our corporate website into this Amendment, and you should not consider it a part of this Amendment.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the compensation agreements and other arrangements described under “Executive Compensation” and “Non-Employee Director Compensation” in this Amendment and the transactions described below, since January 1, 2022, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total assets amounts at December 31, 2022 and 2023) and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

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

Agreements with Stockholders

In connection with our Series E convertible preferred stock financing, we entered into investors’ rights, voting and right of first refusal and co-sale agreements containing registration rights, information rights, voting rights and rights of first refusal, among other things, with certain holders of our preferred stock and certain holders of our common stock. These stockholder agreements terminated upon the closing of our IPO in November 2021, except for the registration rights granted under our investors’ rights agreement, as more fully described in our Description of Securities, filed as Exhibit 4.1 to this Amendment.

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

Director Affiliations

Some of our directors are affiliated with and serve on the Board as representatives of entities which beneficially own or owned 5% or more of our common stock, as indicated below:

Name	Principal Stockholder (1)
Giovanni Mariggi, Ph.D.	Entities affiliated with Medicxi

Karan Takhar	Matrix Capital Management Master Fund, LP

Rajesh Parekh, Ph.D.	Entities affiliated with Advent Life Sciences

(1)	Please see “—Security Ownership of Certain Beneficial Owners” for more information on director affiliations.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	The financial statements are included in Item 15 of the Original Report.

(2)	The financial statement schedules are included in Item 15 of the Original Report.

(3)	Exhibits:

Exhibit Number	Description

3.1	Tenth Amended and Restated Certificate of Incorporation of Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-40971) filed on March 23, 2022)

3.2	Amended and Restated Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrants’ Annual Report on Form 10-K (File No. 001-40971) filed on March 23, 2022)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-40971) filed on March 27, 2024)

4.2	Fifth Amended and Restated Investors’ Rights Agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021)

10.1#	2009 Amended and Restated Stock Option and Restricted Stock Plan, and form of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-8 (File No. 333-260589) filed on October 29, 2021)

10.2#	2018 Equity Incentive Plan, and form of award agreements thereunder (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)

10.3#	2021 Stock Option and Incentive Plan, and form of award agreements thereunder (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)

10.4#	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)

10.5#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)

10.6#	Senior Executive Cash Bonus Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)

10.7#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)

10.8#	Employment Agreement between the Registrant and Elisabet de los Pinos, dated January 1, 2015, as amended on October 13, 2017 (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)

10.9#	Employment Offer Letter between the Registrant and Julie Feder, dated August 10, 2018 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021)

10.10†	Exclusive Patent License Agreement with the National Institutes of Health, dated September 3, 2013 as amended (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021)

10.11†	Exclusive License and Supply Agreement with LI-COR, Inc., dated January 31, 2014, as amended (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021)

10.12†	License Agreement with Clearside Biomedical, Inc., dated July 3, 2019 (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021)

10.13	Lease Agreement with Bolton Street Partners, LLC, dated June 9, 2011, as amended (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021)

10.14	Lease Agreement, between Registrant and Ice Box, LLC, dated as of May 16, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40971) filed on August 11, 2022)

10.15#	Employment Offer Letter, dated August 9, 2023, by and between Jill Hopkins and the Registrant (incorporate by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40971) filed on November 9, 2023)

10.16#	Employment Offer Letter, dated August 10, 2023, by and between Mark Plavsic and the Registrant (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K (File No. 001-40971) filed on March 27, 2024)

19.1	Amended and Restated Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-40971) filed on March 27, 2024)

21.1	List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-40971) filed on March 27, 2024)

23.1	Consent of Ernst & Young, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-40971) filed on March 27, 2024)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-40971) filed on March 27, 2024)

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of the Registrant’s Annual Report on Form 10-K (File No. 001-40971) filed on March 27, 2024)

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-40971) filed on March 27, 2024)

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-40971) filed on March 27, 2024)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**

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

Aura Biosciences, Inc.

Date: June 14, 2024	By:	/s/ Elisabet de los Pinos
Elisabet de los Pinos
President and Chief Executive Officer