Form 10-Q
period 2024-06-30
Aura Biosciences, Inc.
filed 2024-08-08
CIK 1501796

,k

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, the Registrant had 49,606,115 shares of common stock, $0.00001 par value per share, outstanding.

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

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aura Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$30,075	$41,063
Marketable securities	157,341	185,087
Restricted cash and deposits	—	19
Prepaid expenses and other current assets	8,180	5,625
Total current assets	195,596	231,794
Restricted cash and deposits, net of current portion	768	768
Right of use assets - operating lease	18,141	18,854
Other long-term assets	443	509
Property and equipment, net	3,334	3,150
Total Assets	$218,282	$255,075
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,459	1,787
Short-term operating lease liability	2,754	2,687
Accrued expenses and other current liabilities	6,335	7,883
Total current liabilities	10,548	12,357
Long-term operating lease liability	16,280	16,870
Total Liabilities	26,828	29,227
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.00001 par value, 150,000,000 authorized at June 30, 2024 and December 31, 2023, and 49,583,358 and 49,350,788 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	518,988	512,617
Accumulated deficit	(327,351)	(287,308)
Accumulated other comprehensive loss	(183)	539
Total Stockholders’ Equity	191,454	225,848
Total Liabilities and Stockholders’ Equity	$218,282	$255,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Expenses:
Research and development	$16,879	$15,120	$33,932	$29,524
General and administrative	5,883	5,156	11,145	10,196
Total operating expenses	22,762	20,276	45,077	39,720
Total operating loss	(22,762)	(20,276)	(45,077)	(39,720)
Other income (expense):
Interest income, including amortization and accretion income	2,451	2,009	5,137	4,000
Other income (expense)	(26)	(32)	(57)	(45)
Total other income	2,425	1,977	5,080	3,955
Loss before income taxes	(20,337)	(18,299)	(39,997)	(35,765)
Income tax benefit (provision), net	—	—	(46)	—
Net loss	$(20,337)	$(18,299)	$(40,043)	$(35,765)
Net loss per common share—basic and diluted	$(0.41)	$(0.48)	$(0.81)	$(0.95)
Weighted average common stock outstanding—basic and diluted	49,548,120	37,855,533	49,500,032	37,820,104
Comprehensive loss:
Net loss	$(20,337)	$(18,299)	$(40,043)	$(35,765)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	(201)	(178)	(722)	(151)
Total other comprehensive income (loss)	(201)	(178)	(722)	(151)
Total comprehensive loss	$(20,538)	$(18,477)	$(40,765)	$(35,916)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss Amount	Equity
Balance, December 31, 2023	49,350,788	$—	$512,617	$(287,308)	$539	$225,848
Stock-based compensation expense	—	—	2,909	—	—	2,909
ESPP issuance	12,314	—	95	—	—	95
Stock option exercises	51,180	—	158	—	—	158
Vesting of restricted stock	90,123	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	(521)	(521)
Net loss	—	—	—	(19,706)	—	(19,706)
Balance, March 31, 2024	49,504,405	—	515,779	(307,014)	18	208,783
Stock-based compensation expense	—	—	3,126	—	—	3,126
Employee stock purchase plan		—	—	—	—	—
Stock option exercises	24,245	—	83	—	—	83
Vesting of restricted stock	54,708	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	(201)	(201)
Net loss	—	—	—	(20,337)	—	(20,337)
Balance, June 30, 2024	49,583,358	$—	$518,988	$(327,351)	$(183)	$191,454

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss Amount	Equity
Balance, December 31, 2022	37,771,918	$—	$406,555	$(210,900)	$(72)	$195,583
Stock-based compensation expense	—	—	1,913	—	—	1,913
ESPP issuance	6,635	—	56	—	—	56
Stock option exercises	21,549	—	145	—	—	145
Unrealized gain on marketable securities	—	—	—	—	27	27
Net loss	—	—	—	(17,466)	—	(17,466)
Balance, March 31, 2023	37,800,102	—	408,669	(228,366)	(45)	180,258
Stock-based compensation expense	—	—	1,931	—	—	1,931
Issuance of common stock under ATM facility, net of issuance costs of $35	169,200	—	2,065	—	—	2,065
Stock option exercises	117,304	—	660	—	—	660
Unrealized loss on marketable securities	—	—	—	—	(178)	(178)
Net loss	—	—	—	(18,299)	—	(18,299)
Balance, June 30, 2023	38,086,606	$—	$413,325	$(246,665)	$(223)	$166,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(40,043)	$(35,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	619	628
Accretion on marketable securities	(2,821)	(2,032)
Stock-based compensation expense	6,035	3,844
Other	(5)	—
Non-cash lease expense	713	669
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,555)	3,940
Other long-term assets	65	(277)
Accounts payable	(517)	(2,382)
Accrued expenses and other liabilities	(1,548)	761
Operating lease liabilities	(523)	(443)
Net cash used in operating activities	(40,580)	(31,057)
Cash flows from investing activities:
Purchases of property and equipment	(613)	(302)
Purchase of marketable securities	(39,105)	(88,847)
Proceeds from sale of marketable securities	68,955	43,677
Net cash provided by (used in) investing activities	29,237	(45,472)
Cash flows from financing activities:
Proceeds from exercise of stock options	241	805
Proceeds from issuance of common stock under ATM facility, net of issuance costs	—	1,818
Proceeds from ESPP purchase	95	56
Net cash provided by (used in) financing activities	336	2,679
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,007)	(73,850)
Cash, cash equivalents and restricted cash at beginning of period	41,850	122,370
Cash, cash equivalents and restricted cash at end of period	$30,843	$48,520
Supplemental disclosure of cash flow information:
Purchases of property and equipment in accounts payable and accrued expenses and other liabilities	190	13
Common stock issued under ATM facility settled in future period	—	247

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	June 30,
	2024	2023
Cash and cash equivalents, end of period	$30,075	$47,732
Short-term restricted cash, end of period	—	20
Long-term restricted cash, end of period	768	768
Cash, cash equivalents and restricted cash at end of period	$30,843	$48,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Aura Biosciences, Inc., or the Company or Aura, is a clinical-stage biotechnology company developing precision therapies to treat solid tumors designed to preserve organ function. Within these unaudited condensed consolidated financial statements, unless the context otherwise requires, references to the Company or Aura refer to Aura Biosciences, Inc. and its subsidiaries on a consolidated basis. The Company’s proprietary platform is designed to enable the targeting of a broad range of solid tumors using Virus-Like Particles, or VLPs, that can be conjugated with drugs or loaded with nucleic acids to create Virus-Like Drug Conjugates, or VDCs. VDCs are a novel class of drugs with a dual mechanism of action that promote cancer cell death by both the delivery of the cytotoxic payload to generate acute necrosis and activation of a secondary immune mediated response. The Company’s initial focus is in ocular and urologic oncology, both areas of high unmet medical need where local targeted therapies may enable early intervention. The Company is evaluating the safety and efficacy of its lead candidate, bel-sar, as a potential vision-sparing therapy in an ongoing global Phase 3 CoMpass trial for the first-line treatment of adult patients with small choroidal melanoma and indeterminate lesions, or early-stage choroidal melanoma. Bel-sar is also being explored for metastases to the choroid and cancers of the ocular surface and is in Phase 1 clinical development in bladder cancer. The Company envisions the potential for development of bel-sar in additional therapeutic areas. Aura’s headquarters are located in Boston, Massachusetts.

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

Liquidity

Through June 30, 2024, the Company has funded its operations primarily with proceeds from the initial and additional closings of its convertible preferred stock financings, and through its initial public offering, or IPO, follow-on offerings and at-the-market offering, or ATM. On November 9, 2023, the Company issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million, or the 2023 Follow-On Offering. The Company received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On November 1, 2022, the Company filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into the Open Market Sale AgreementSM, or Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, the Company delivered written notice to Jefferies that the Company was suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. On March 27, 2024, the Company filed a new shelf registration statement on Form S-3, or the 2024 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. The Company issued no shares of common stock during the three and six months ended June 30, 2024 under the ATM.

As of the issuance date of these unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024, the Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are also unaudited. The unaudited condensed results of operations are not necessarily indicative of the operating results that may occur for the full fiscal year ending December 31, 2024. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission, or the SEC. Management believes that the disclosures provided here are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

3. Fair Value of Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2024 and December 31, 2023 (in thousands):

Description	June 30, 2024	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$29,565	$29,565	$—	$—
Marketable securities:
U.S. Government agencies	157,140	—	157,140	—
Asset-backed securities	201	—	201	—
Total financial assets	$186,906	$29,565	$157,341	$—

Description	December 31, 2023	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$40,551	$40,551	$—	$—
Marketable securities:
Commercial paper	9,137	—	9,137	—
Corporate bonds	6,187	—	6,187	—
U.S. Government agencies	166,002	—	166,002	—
Yankee bonds	2,982	—	2,982	—
Asset-backed securities	779	—	779	—
Total financial assets	$225,638	$40,551	$185,087	$—

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Assets under construction	$954	$391
IT equipment	289	289
Lab equipment	7,745	7,506
	$8,988	$8,186
Less—accumulated depreciation	(5,654)	(5,036)
Property and equipment, net	$3,334	$3,150

Depreciation expense was $0.3 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively. In addition, depreciation expense was $0.6 million for each of the six months ended June 30, 2024 and 2023.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid insurance	$700	$1,817
Prepaid research and development expenses	5,009	1,399
Other	2,471	2,409
Prepaid expenses and other current assets	$8,180	$5,625

6. Marketable Securities

Marketable securities consist of the following (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$157,298	$—	$(158)	$157,140
Asset-backed securities	226	—	(25)	201
Total	$157,524	$—	$(183)	$157,341

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$9,144	$—	$(7)	$9,137
Corporate bonds	6,186	3	(2)	6,187
U.S. Government agencies	165,453	563	(14)	166,002
Yankee bonds	2,985	—	(3)	2,982
Asset-backed securities	780	—	(1)	779
Total	$184,548	$566	$(27)	$185,087

As of June 30, 2024, the unrealized losses on the Company’s investments in U.S. government agencies securities and asset-backed securities were caused by interest rate increases. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. The Company does not intend to sell the investments and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of June 30, 2024, twelve marketable securities with contractual maturities of one year or less were in an unrealized loss position totaling $0.1 million.

As of June 30, 2024, the Company had marketable securities with a fair value of $39.4 million that had maturities of one to two years.

There were no impairments of the Company’s assets measured and carried at fair value during the six months ended June 30, 2024.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued research and development expenses	$2,303	$3,445
Accrued compensation	3,264	3,503
Other	768	935
Accrued expenses and other current liabilities	$6,335	$7,883

8. Equity

The Company had 150,000,000 authorized shares of common stock, par value $0.00001 per share, of which 49,583,358 and 49,350,788 shares were issued and outstanding at June 30, 2024 and December 31, 2023, respectively.

In addition, the Company had 10,000,000 authorized shares of preferred stock, par value $0.00001 per share, all of which shares of preferred stock are undesignated. No authorized shares of preferred stock were issued and outstanding at June 30, 2024 and December 31, 2023.

Financings

On November 9, 2023, the Company issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million in the 2023 Follow-On Offering. The Company received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses.

On March 27, 2024, the Company filed the 2024 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. The Company issued no shares of common stock during the six months ended June 30, 2024 under the ATM.

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

2021 Stock Option and Incentive Plan

The 2021 Stock Option and Incentive Plan, or the 2021 Plan, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. The 2021 Plan permits the granting of both options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Code and options that do not so qualify. The number of shares initially reserved for issuance under the 2021 Plan was 3,352,166, which increased on January 1, 2022 and will continue to increase each January 1 thereafter, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. The maximum number of shares of common stock that may be issued in the form of incentive stock options shall not exceed the initial limit, cumulatively increased on January 1, 2022 and on each January 1 thereafter by the lesser of the annual increase for such year or 3,352,166 shares of common stock. On January 1, 2024, the shares reserved for issuance was increased to 9,414,162 shares. With the transfer of the available options from the 2018 Plan to the 2021 Plan, there were 3,870,664 options and restricted stock units available for grant under the 2021 Plan at June 30, 2024.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan, or the ESPP, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. A total of 335,217 shares of common stock were initially reserved for issuance under this plan, which increased on January 1, 2022 and will continue to increase each January 1 thereafter through January 1, 2031, by the least of (i) 335,217 shares of common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the ESPP. On January 1, 2024, the shares reserved for issuance was increased to 1,282,856 shares. The purchase price of the shares under the ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of June 30, 2024, 1,270,542 shares were available to be issued under the ESPP. The Company recognized $0.02 million share-based compensation expense related to the ESPP for the three months ended June 30, 2024. The Company recognized $0.05 million share-based compensation expense related to the ESPP for the six months ended June 30, 2024.

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

The following table summarizes stock option activity under the 2018 Plan and 2021 Plan for the six months ended June 30, 2024:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	5,030,351	$8.46	7.54	$10,353
Granted	1,313,580	7.74
Exercised	(75,425)	3.21
Cancelled/Forfeited	(218,677)	11.12
Outstanding at June 30, 2024	6,049,829	$8.27	7.50	$6,881
Exercisable at June 30, 2024	3,097,674	$7.56	6.26	$6,155

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2024 and 2023 was $5.84 and $7.66 per share, respectively. The fair value of options vested during the six months ended June 30, 2024 and 2023 was $4.3 million and $3.4 million, respectively. The total intrinsic value of options exercised was $0.4 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively.

The fair value of the stock options issued for the three and six months ended June 30, 2024 and 2023 was measured with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.37%	3.69%	3.93%	3.57%
Expected term (years)	5.97	5.91	6.04	6.02
Expected volatility of the underlying stock	89.10%	85.43%	88.59%	84.97%
Expected dividend rate	—%	—%	—%	—%

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions. Unvested restricted stock units may not be sold or transferred by the holder.

A summary of the restricted stock units activity during the six months ended June 30, 2024 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	1,093,402	$10.27
Granted	887,645	7.74
Vested/Released	(144,831)	10.09
Forfeited	(77,802)	9.99
Unvested at June 30, 2024	1,758,414	$9.02

As a result of the 2021 Plan, the Company granted restricted stock units which vest in increments of 25% annually over a period of four years. For the six months ended June 30, 2024, 144,831 restricted stock units vested with a fair value of $1.5 million.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$1,541	$709	$3,019	$1,476
General and administrative	1,585	1,222	3,016	2,368
Total	$3,126	$1,931	$6,035	$3,844

As of June 30, 2024, there was $17.7 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.66 years.

As of June 30, 2024, there was $13.5 million of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.11 years.

10. Common Stock Warrants

In February 2015 and May 2015, the Company issued warrants to purchase 1,650,098 and 887,536 shares of Series B convertible preferred stock, respectively, at an exercise price of $1.24235 per share (the “Series B Warrants”). Each Series B Warrant was immediately exercisable and expires ten years from the original date of issuance. Pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity, the Series B Warrants were classified as a liability and were re-measured to fair value at each balance sheet date. A total of 173,827 of the Series B Warrants were outstanding and were converted into warrants to purchase 12,686 shares of common stock with an exercise price of $17.03 upon the completion of the IPO in November 2021. As a result, the 12,686 common stock warrants were converted into equity instruments and remain outstanding as of June 30, 2024.

11. Compensation

In January 2012, the Company adopted the Aura Biosciences 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 100% of the first 6% of employee contributions. The Company made matching contributions in the amount of $0.2 million for the three months ended June 30, 2024 and 2023. The Company made matching contributions in the amount of $0.4 million for the six months ended June 30, 2024 and 2023.

12. Commitments and Contingencies

Lease Commitments

The Company has historically entered into lease arrangements for its facilities. The Company has one operating lease for its office and laboratory facility with required future minimum payments as of June 30, 2024.

On May 16, 2022, the Company entered into an office and laboratory lease in Boston, Massachusetts with an initial 10-year term and one renewal option to extend the lease for an additional seven years. The lease commenced on August 1, 2022, and estimated payments due under the initial term total $35.2 million. The lease requires a letter of credit totaling $0.8 million which is classified as long-term restricted cash and deposits on the consolidated balance sheet. The landlord will reimburse the Company up to $0.5 million for certain costs related to expansion of the laboratory space. As of June 30, 2024, the Company has incurred $0.5 million of expenses related to the expansion, and has been reimbursed $0.1 million for these expenses.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s leases for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease Cost
Operating lease costs	$867	$881	$1,776	$1,761
Variable lease costs	279	217	640	443
Short-term lease costs	—	2	—	4
Total lease costs	$1,146	$1,100	$2,416	$2,208

Cash paid for amounts included in the measurement of lease liabilities—operating leases	$1,585	$1,537
Weighted-average remaining lease term—operating leases (years)	8.09	9.09
Weighted-average discount rate—operating leases	10.71%	10.71%

The following table reconciles the future minimum commitments to the Company’s operating lease liabilities at June 30, 2024 (in thousands):

Operating lease payments as of June 30, 2024
2024	$1,236
2025	3,306
2026	3,405
2027	3,507
2028	3,611
Thereafter	13,862
Total lease payments	28,928
Less: interest	(9,894)
Total lease liabilities at June 30, 2024	19,034
Less: current portion of lease liabilities	2,754
Lease liabilities, net of current portion	$16,280

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

The Company recognized no expenses related to this agreement and related amendments for the six months ended June 30, 2024 and 2023, respectively.

2014 Non-Exclusive Agreement

In December 2014, the Company entered into a Non-Exclusive License Agreement, or the 2014 Non-Exclusive Agreement, with LI-COR for the supply of IRDye 700DX to the Company for the treatment and diagnosis of non-ocular solid tumor cancers in humans. Under the 2014 Non-Exclusive Agreement, the Company paid a license issue fee of $0.03 million on the effective date. The Company must also pay Rakuten a non-refundable, non-creditable fee of $0.03 million per each licensed product upon pre-IND designation, as defined of such licensed product, aggregate milestone payments of up to $0.3 million upon certain regulatory and development milestones; and during the term, the Company must pay Rakuten a low-single digit percentage royalty on net sales. Rakuten receives 10% of all sublicensee income within 30 days of the Company’s receipt from the sublicensee. The 2014 Non-Exclusive Agreement also required the Company to make certain payments upon the achievement of specified development and commercial milestones of up to $0.4 million in aggregate. During the six months ended June 30, 2024 and 2023, the Company recognized no milestones related to this agreement.

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

In January 2022, the Company entered into the First Amendment to the non-exclusive, perpetual license agreement with Life Technologies for use of the license in an additional indication. The cost of this amendment was a one-time fee of $0.05 million. During the six months ended June 30, 2024 and 2023, the Company recognized no expenses related to this agreement.

Effective in September 2022, the Company entered into a new non-exclusive, perpetual license agreement with Life Technologies for licensed products. Under this agreement, the Company is required to pay an initial license fee of $0.4 million for the first licensed product and $0.5 million for each additional licensed product. In addition, the agreement allows the Company the right to sublicense which would lead to a $0.2 million payment for each sublicense per licensed product and a $0.03 million payment for use of the cell line document package. In the event of a change of control, there will be a change of control fee of $0.5 million. During the three months ended June 30, 2024 and 2023, the Company recognized no expenses related to this agreement.

National Institute of Health (NIH)-Collaboration Research and Development Agreement

In July 2011, the Company entered into a Collaboration Research and Development Agreement, or CRADA, with Dr. John Schiller at the NIH, for a period of two years with the rights to an exclusive license to all technology generated within the collaboration. Under this agreement, the Company is required to make annual payments of $0.03 million to fund the research activities, the first payment of which was paid within 30 days of the effective date. Subsequent payments are due within 30 days of the anniversary of the effective date. This agreement was first amended in 2012, 2013, 2014, 2015, 2016, 2018 and in September of 2020. During the six months ended June 30, 2024 and 2023, the Company paid no research collaboration fees related to this agreement.

A seventh amendment was made in October 2020, requiring payment of $0.04 million within 30 days of October 1, 2020, and another $0.03 million within 30 days of the 10th anniversary of the CRADA, which was paid in July 2021. This seventh amendment extended the term of the CRADA to September 30, 2022. The Company recognized no milestones related to this agreement and related amendments for the six months ended June 30, 2024 and 2023.

An eighth amendment was effective in September 2022, requiring payment of $0.04 million within 30 days of November 1, 2022, and payment of another $0.03 million within 30 days of the 12th anniversary of the CRADA, which was in August 2023. This eighth amendment extended the term of the CRADA to September 30, 2024. During the six months ended June 30, 2024 and 2023, the Company recognized no expenses related to this agreement.

National Institute of Health (NIH)-Exclusive Patent License Agreement

In September 2013, the Company entered into an exclusive patent license agreement, or the NIH Exclusive License Agreement, with the NIH, that required the Company to pay a license issue royalty of $0.1 million and reimburse the NIH for any patent expenses incurred. Under the agreement, the Company is required to make low single-digit percentage royalty payments based on specified levels of annual net sales of licensed products subject to certain specified reductions. The Company is required to make development and regulatory milestone payments of up to $0.7 million in aggregate and sales milestone payments up to $0.6 million in the aggregate. The Company is also required to pay the NIH a mid-single to low teen-digit percentage of any sublicensing revenue the Company receives. Additionally, the Company’s payment obligations to the NIH are subject to an annual minimum royalty payment of low five figures. The Company recognized no patent licensing fees for the six months ended June 30, 2024 and 2023, respectively.

In 2015, 2018 and 2019, the Company amended its exclusive patent license to include updates on the status of the commercial development and update/expand the list of licensed patents and patent applications. Each of those amendments required a $0.03 million payment that the Company paid.

Inserm-Transfert License Agreement

In November 2009, the Company entered into an exclusive, royalty-bearing patent license agreement with Inserm-Transfert of France. The agreement expires on a country by country basis based on the last to expire any patent encompassed within the scope of the patent rights or 10 years from the date of the first commercial sales by the Company, whichever is later. The IND filing milestone of €0.01 million was accrued in 2016 and paid in 2017 by the Company. The milestones for the successful Phase I, II and III clinical trials are based on receiving a final report and achieving the primary endpoints defined in that trial; the Phase I and Phase II milestones have been achieved as of June 30, 2024. Upon the sublicense by the Company of a product for which royalties are payable under the agreement, low- to mid-single-digit royalty payments would be due by the Company. The non-milestone payments in this agreement are subject to an anti-stacking clause. The Company incurred approximately $0.1 million and $0 million in expenses related to milestones in the six months ended June 30, 2024 and 2023, respectively.

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

The Company recognized $0 million and $0.4 million in expenses related to this agreement and related amendments for the six months ended June 30, 2024 and 2023, respectively.

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

The Company has calculated basic and diluted net loss per share for the three and six months ended June 30, 2024 and 2023 as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(20,337)	$(18,299)	$(40,043)	$(35,765)
Denominator:
Weighted-average common stock outstanding—basic and diluted	49,548,120	37,855,533	49,500,032	37,820,104
Net loss per common share—basic and diluted	$(0.41)	$(0.48)	$(0.81)	$(0.95)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been antidilutive:

	Six Months Ended June 30,
	2024	2023
Stock options to purchase common stock	6,049,829	4,627,518
Restricted stock units that vest into common stock	1,758,414	643,108
Warrants to purchase common stock	12,686	12,686
Total potential dilutive shares	7,820,929	5,283,312

14. Income Taxes

For the six months ended June 30, 2024 and 2023, the Company recorded a tax provision of $0.05 million and $0 million, resulting in an effective tax rate of 0.1% and 0.0%, respectively. The income tax provision for the six months ended June 30, 2024 is attributable to state income taxes. The difference in the statutory rate and the effective tax rate is primarily the result of the valuation allowance recorded against the Company’s net deferred tax assets.

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

As of June 30, 2024, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

15. Subsequent Events

Subsequent events have been evaluated through the date of filing of the unaudited condensed consolidated financial statements. The Company has identified no subsequent events that require disclosure.

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

Overview

We are a clinical-stage biotechnology company developing precision therapies to treat solid tumors designed to preserve organ function. Our proprietary platform is designed to enable the targeting of a broad range of solid tumors using Virus-Like Particles, or VLPs, that can be conjugated with drugs or loaded with nucleic acids to create Virus-Like Drug Conjugates, or VDCs. VDCs are a novel class of drugs with a dual mechanism of action that promote cancer cell death by both the delivery of the cytotoxic payload to generate acute necrosis and activation of a secondary immune mediated response. Bel-sar, our lead VDC candidate, consists of a human papilloma virus, or HPV, derived VLP conjugated to hundreds of infrared laser-activated molecules. The VDC is designed in a way that prevents the conjugation from interfering with tumor binding enabling its selectivity to tumor cells but not to normal cells. Laser activation of bel-sar is designed to result in precise tumor cell killing with minimal damage to surrounding healthy tissues.

We are evaluating the safety and efficacy of bel-sar as a potential vision-sparing therapy in an ongoing global Phase 3 CoMpass trial for the first-line treatment of adult patients with small choroidal melanoma and indeterminate lesions, or early-stage choroidal melanoma. Bel-sar is also being explored for metastases to the choroid and cancers of the ocular surface and is in Phase 1 clinical development in bladder cancer. While our initial focus is in ocular and urologic oncology, we envision the potential for development of bel-sar in additional therapeutic areas.

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

Bel-sar has shown clinical benefit and has been generally well-tolerated in clinical trials to date. Interim 12-month results from a Phase 2 trial (ClinicalTrials.gov ID: NCT04417530) that evaluated 22 patients with small choroidal melanoma and indeterminate lesions in an open label dose escalation study of bel-sar delivered via SC injection followed by laser light activation was presented at the 2023 American Academy of Ophthalmology. The results demonstrated that patients who received three cycles of bel-sar therapy showed a local complete response with a tumor control rate of 80% (8/10) and a visual acuity preservation rate of 90% (9/10). The majority of patients were at high-risk for vision loss with tumors close to the fovea or optic disk. For 80% of patients that showed a local complete response, data showed a statistically significant reduction in tumor growth rate (-0.382 mm/yr, p = <0.0001) compared to each patient’s documented growth rate at study entry. The overall tolerability profile of bel-sar was favorable, with no dose-limiting toxicities, treatment-related serious adverse events or significant adverse events reported as of August 3, 2023. The interim Phase 2 results demonstrated an improved risk-benefit profile over intravitreal therapy, or IVT, administration and confirmed the SC delivery route of administration for the Phase 3 program. Phase 2 end of study data in early-stage choroidal melanoma will be presented at the Retina Society Annual Meeting taking place September 11-15, 2024.

Metastases to the Choroid

Metastases to the choroid, where different types of primary cancers from elsewhere in the body (e.g., breast and lung cancer) metastasize to the eye, is an even more common cause of intraocular malignancy than primary choroidal melanoma. There is a high unmet need in these patients, as current therapy consists primarily of external radiotherapy, which comes with a very high treatment burden and ocular morbidity. As such, an easier-to-apply treatment that preserves vision is needed. These patients are treated by the same ocular oncologists that treat choroidal melanoma, and SC administration of bel-sar followed by laser light activation will be the mode of administration studied in this indication. We have an open Investigational New Drug application, or IND, in the United States and have received Fast Track designation from the FDA’s Division of Oncology. We plan to initiate a Phase 2 clinical trial in metastases to the choroid in 2024, with initial data expected by the end of 2024.

Cancers of the Ocular Surface

We are also evaluating the development of bel-sar in other eye cancer indications like cancers of the ocular surface. Ocular surface tumors are tumors that start in the conjunctiva and are treated by the same ocular oncologists that treat choroidal melanoma and metastases to the choroid. These tumors are life threatening and are diagnosed early, when they are not yet metastatic, not unlike choroidal melanoma. Ocular surface tumors are known to be immunologically ‘hot’, that is, susceptible to control through normal immune mechanisms and immune-modulating therapies. This could allow us to benefit from the immune activation that is part of our mechanism of action, as we have demonstrated with bladder tumors. There are currently no drugs approved for cancers of the ocular surface, and patients are treated with surgery and off-label chemotherapy.

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

We received Fast Track designation from the FDA for bel-sar for the treatment of NMIBC in June 2022, and in September 2023 we updated the protocol to include patients with MIBC. The ongoing Phase 1 multi-center, open-label clinical trial is expected to enroll approximately 21 adult patients and will evaluate the feasibility and safety of local administration, and early tumor response by histopathology. (ClinicalTrials.gov ID: NCT05483868) The trial has completed enrollment of the bel-sar only cohort (bel-sar injection without light activation). Protocol mandated safety review found no safety issues and the study has proceeded to the bel-sar injection plus light activation cohorts in patients with either NMIBC or MIBC. Preliminary data from the first patient in the light activated cohort of the trial, utilizing a single dose of bel-sar with light activation, produced a clinical complete response demonstrated by absence of cancer cells on histopathology with evidence of extensive necrosis and immune activation. The Phase 1 trial of bel-sar for the treatment of bladder cancer continues to enroll. We plan to host a virtual urologic oncology investor event featuring key opinion leaders in October 2024. Early NMIBC data from the ongoing Phase 1 trial is expected to be presented at this event.

We were incorporated as a Delaware corporation in 2009 and our headquarters are located in Boston, Massachusetts. Since our inception, we have focused our efforts on identifying and developing potential product candidates, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, conducting discovery, research and development activities and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue to date. We have funded our operations primarily through the sale of convertible preferred stock, common stock, and warrants. From inception through June 30, 2024, we have raised an aggregate of approximately $418.7 million of gross proceeds primarily from private placements of our equity and convertible preferred stock as well as through the issuance of our common stock. On November 9, 2023, we issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million, or the 2023 Follow-On Offering. We received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share, for aggregate gross proceeds of $92.5 million, or the 2022 Follow-On Offering. We received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the Securities and Exchange Commission, or the SEC, in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of its common stock from time to time in “at-the-market” offerings, or the ATM, under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. Other than the termination of the prospectus, the Sales Agreement remains in full force and effect. As of November 6, 2023, we had issued 993,996 shares of common stock at an average price of $12.50 under the ATM. On March 27, 2024, we filed a new shelf registration statement on Form S-3, or the 2024 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. We issued no shares of common stock during the six months ended June 30, 2024 under the ATM.

We have incurred significant operating losses in every year since our inception in 2009 and have not generated any revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $40.0 million and $35.8 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $327.4 million. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of June 30, 2024, we had cash and cash equivalents and marketable securities of $187.4 million. We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” below.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$16,879	$15,120	$1,759
General and administrative	5,883	5,156	727
Total operating expenses	22,762	20,276	2,486
Loss from operations	(22,762)	(20,276)	(2,486)
Other income (expense):
Interest income, including amortization of discount	2,451	2,009	442
Other income (expense):	(26)	(32)	6
Total other income (expense)	2,425	1,977	448
Loss before income taxes	(20,337)	(18,299)	(2,038)
Income tax benefit (provision), net		—	—
Net loss	$(20,337)	$(18,299)	$(2,038)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Preclinical	$32	$147	$(115)
Clinical trials	3,964	4,734	(770)
Manufacturing development	2,051	2,586	(535)
Personnel/overhead expenses	10,832	7,653	3,179
Total research and development expenses	$16,879	$15,120	$1,759

Research and development expenses increased to $16.9 million for the three months ended June 30, 2024 from $15.1 million for the three months ended June 30, 2023, primarily due to higher personnel expenses related to growth of our company.

General and Administrative Expenses

General and administrative expenses increased to $5.9 million for the three months ended June 30, 2024 from $5.2 million for the three months ended June 30, 2023, primarily driven by personnel expenses, as well as increases in general corporate expenses related to growth of our company.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$33,932	$29,524	$4,408
General and administrative	11,145	10,196	949
Total operating expenses	45,077	39,720	5,357
Loss from operations	(45,077)	(39,720)	(5,357)
Other income (expense):
Interest income, including amortization of discount	5,137	4,000	1,137
Other income (expense):	(57)	(45)	(12)
Total other income (expense)	5,080	3,955	1,125
Loss before income taxes	(39,997)	(35,765)	(4,232)
Income tax benefit (provision), net	(46)	—	(46)
Net loss	$(40,043)	$(35,765)	$(4,278)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Preclinical	$65	$406	$(341)
Clinical trials	7,425	7,617	(192)
Manufacturing development	5,037	6,554	(1,517)
Personnel/overhead expenses	21,405	14,947	6,458
Total research and development expenses	$33,932	$29,524	$4,408

Research and development expenses increased to $33.9 million for the six months ended June 30, 2024 from $29.5 million for the six months ended June 30, 2023, primarily due to higher personnel expenses related to growth of our company.

General and Administrative Expenses

General and administrative expenses increased to $11.1 million for the six months ended June 30, 2024 from $10.2 million for the six months ended June 30, 2023, primarily driven by personnel expenses, as well as increases in general corporate expenses related to growth of our company.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of convertible preferred stock and warrants as well as common stock. Through June 30, 2024, we have raised an aggregate of approximately $418.7 million of gross proceeds primarily from private placements of our equity and convertible preferred stock and warrants, as well as through the issuance of our common stock. On November 9, 2023, we issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million in the 2023 Follow-On Offering. We received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share for aggregate gross proceeds of $92.5 million in the 2022 Follow-On Offering. We received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into the Sales Agreement with the Sales Agent to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. As of November 6, 2023, we had issued 993,996 shares of common stock at an average price of $12.50 under the ATM. On March 27, 2024, we filed the 2024 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. We issued no shares of common stock during the six months ended June 30, 2024 under the ATM.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(40,580)	$(31,057)
Net cash provided by (used in) investing activities	29,237	(45,472)
Net cash provided by (used in) financing activities	336	2,679
Net decrease in cash, cash equivalents, and restricted cash	$(11,007)	$(73,850)

Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities was $40.6 million primarily due to our net loss of $40.0 million and a increase in prepaid expenses related to CRO costs associated with the start of our Phase 3 trial of bel-sar in early-stage choroidal melanoma, partially offset by an increase in stock compensation expense.

During the six months ended June 30, 2023, net cash used in operating activities was $31.1 million, primarily due to our net loss of $35.8 million and a decrease in accounts payable related to timing of vendor invoicing and payments, partially offset by an increase in stock compensation expense and prepaid expenses related to CRO costs associated with the start of our Phase 3 trial of bel-sar in early-stage choroidal melanoma.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2024 was $29.2 million primarily due to maturities of marketable securities partially offset by purchases of marketable securities and property and equipment.

Net cash used in investing activities during the six months ended June 30, 2023 was $45.5 million primarily due to purchases of marketable securities and property and equipment, partially offset by proceeds from sale and maturities of marketable securities.

Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was $0.3 million from proceeds from stock options exercises and issuance of common stock under the ESPP.

During the six months ended June 30, 2023, net cash provided by financing activities was $2.7 million from proceeds from stock options exercises and issuance of common stock under the ATM and ESPP.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. As of June 30, 2024, we had cash and cash equivalents and marketable securities of $187.4 million. Based on our research and development plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Material Cash Requirements

The following table summarizes our contractual obligations and commitments as of June 30, 2024.

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	$28,928	$2,869	$10,370	$7,432	$8,257
Total	$28,928	$2,869	$10,370	$7,432	$8,257

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies from those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

Recent Accounting Pronouncements

We assessed the recent accounting pronouncements for the six months ended June 30, 2024, and determined no pronouncements have material impact to the condensed consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2024, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Our net losses were $40.0 million and $35.8 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $327.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly as we continue clinical development for bel-sar and continue to discover and develop additional product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We incur costs, and will incur additional costs, associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. To date, we have not generated any revenue from any product sales. Our ability to become profitable depends upon our ability to generate revenue. We have no products approved for commercial sale and, therefore, have never generated any revenue from product sales, and we do not expect to in the foreseeable future. Further, we do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:

▪
initiating and completing research regarding, and preclinical and clinical development of, bel-sar in primary choroidal melanoma and additional oncology indications, including metastases to the choroid and bladder cancer as well as any other research programs from our VDC technology platform and any future product candidates;
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

We rely on our team’s expertise in drug discovery, translational research and patient-driven precision medicine to develop our product candidates. Our business depends significantly on the success of this engine and the development and commercialization of the product candidates that we discover with this engine. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales in the near term, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

▪
successful and timely completion of preclinical and clinical development of bel-sar in small choroidal melanoma and indeterminate lesions and additional oncology indications, including but not limited to metastases to the choroid and bladder cancer, other research programs from our VDC technology platform, and any other future programs;
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

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA, the EMA, or other regulatory agencies to market bel-sar or any future product candidate. Carrying out later-stage clinical trials is a complicated process. Our operations to date have been limited to financing and staffing our company, developing our technology and conducting preclinical research and Phase 1 and Phase 2 clinical trials for our product candidates, primarily related to our bel-sar program in small choroidal melanoma and indeterminate lesions. We have not yet demonstrated an ability to successfully complete pivotal clinical trials, though we have an ongoing global Phase 3 trial in small choroidal melanomas and indeterminate lesions, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In order to complete later stage or pivotal trials, we are expanding our clinical operations, CMC and regulatory capabilities, and we may be unable to recruit and train qualified personnel or sign a contract with a global clinical research organization to conduct the trials on our behalf. Consequently, we may be unable to successfully and efficiently design, execute and complete necessary clinical trials in a way that leads to approval of bel-sar or future product candidates. We may require more time to enroll patients and incur greater costs than our competitors and may not succeed in obtaining global regulatory approvals of product candidates that we develop. Furthermore, we may conduct a pivotal trial based on an adaptive design, which could increase the time spent on or costs associated with this trial. We have transferred our manufacturing process to our intended external CDMO commercial manufacturer, but transfers to additional CDMOs may occur in the future. Further, some modifications to our manufacturing process may be needed to ensure manufacturability and ability to scale-up the process to commercial batch sizes and to meet worldwide regulatory standards for commercial manufacture. We intend to perform an analytical comparability assessment between the current clinical process and the intended commercial process, however, if this analytical process comparability assessment is unsuccessful, clinical comparability or other studies may be required, which may result in delayed regulatory approval. We do not anticipate a change in formulation. However, failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical-stage biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Bel-sar is a novel biologic for which the intended use in ocular oncology requires delivery to the suprachoroidal space, or SCS, and activation by a laser. For ocular oncology indications, we use Clearside Biomedical Inc.’s SCS Microinjector®, or the SCS Microinjector, to deliver bel-sar into the SCS. In the United States, we plan to submit a single BLA for the review and approval of this combination of bel-sar with the SCS Microinjector and the laser(s) in our initial target indication of small choroidal melanoma and indeterminate lesions, but subsequent indications and delivery systems may require different or additional applications for marketing authorization. The SCS Microinjector was approved by FDA in October 2021 as a constituent of the drug/device combination product XIPERE® (triamcinolone acetonide injectable suspension). There may be additional regulatory risks for biologic-device combination products. We may experience delays in obtaining regulatory approval of bel-sar given the increased complexity of the review process when approval of the product and a medical device is sought under a single BLA. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device. Devices are subject to the FDA design control device requirements which comprise among other things, design verification, design validation, and testing to assess performance, cleaning, and robustness. In the European Union, or EU, medical devices must be authorized under the EU’s Medical Devices Regulation, which requires compliance with the general safety and performance requirements set forth in such legislation. Delays in or failure of the studies conducted by us, or failure of our company, our collaborators, if any, or our third-party providers or suppliers to maintain compliance with regulatory requirements could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in bel-sar reaching the market.

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

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials. Bel-sar and any other product candidates we may develop may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. For example, bel-sar may not be effective at slowing or arresting tumor growth or may not preserve visual acuity in later stage trials. Even if bel-sar successfully slows or completely arrests tumor growth, this may not result in a reduction in the risk of metastasis. Additionally, any positive results generated in our ongoing clinical trials and preclinical studies would not ensure that we will achieve similar results in larger, pivotal clinical trials or in clinical trials of bel-sar in broader patient populations. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Furthermore, the failure of any product candidate to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of that product candidate in other indications or patient populations or any other product candidates then under development and/or cause the FDA or other regulatory authorities to require additional testing before approving such product candidate or any other product candidates.

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

Additionally, we may continue to utilize “open-label” trial designs or open-label extensions to our clinical trials in the future. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial or extension may not be predictive of future clinical trial results with bel-sar or any future product candidates when studied in a controlled environment with a placebo or active control.

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

The FDA’s and other regulatory authorities’ policies and interpretations may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements, interpretations or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability. Moreover, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies, and decisions may become subject to increasing legal challenges, delays, and/or changes.

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

We have obtained orphan designation for bel-sar for the treatment of uveal melanoma from the FDA and EMA, and we may seek additional ODDs for bel-sar or some or all of our future product candidates in orphan indications in which there is a medically plausible basis for the use of these products. Even if we obtain ODD, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

The FDA may reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

Similarly, in the EU, the European Commission grants an orphan designation in respect of a product after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products on a designation application. Orphan designation in the EU is granted to products where the sponsor can establish that (1) such product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than 5 in 10,000 persons in the EU when the application is made; or (ii) without incentives, it is unlikely that the marketing of the product would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition that has been authorized in the EU, or if such a method exists, the product in question would be of significant benefit to those affected by that condition. In the EU, orphan designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor. Generally, if a product with an orphan designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a ten-year period of marketing exclusivity, which precludes the EMA from approving another marketing authorization application for a similar medicinal product in the same indication for that time period, except in limited circumstances. The EU exclusivity period can be reduced to six years if, at the end of the fifth year, a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable such that market exclusivity is no longer justified. The European Commission introduced a legislative proposal in April 2023 that, if implemented, could reduce the current ten-year marketing exclusivity period in the EU for certain orphan medicines.

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

We have obtained Fast Track designation for bel-sar for the treatment of choroidal melanoma, for the treatment of metastases to the choroid and for the treatment of NMIBC, and we may seek additional Fast Track designation for other product candidates we may develop. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Accelerated approval by the FDA, even if granted for bel-sar or any other future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive regulatory approval.

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

The total addressable market opportunity will ultimately depend upon, among other things, the patient criteria included in the final label, the indications for which bel-sar is approved for sale, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients with choroidal melanoma, metastases to the choroid, and bladder cancer for which bel-sar may be approved as treatment may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Bel-sar is our only product candidate and therefore our business is dependent on the market opportunity for our product.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and waste. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

Based on the beneficial ownership of our common stock as of June 30, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 51% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of June 30, 2024, we have 49,583,358 shares of common stock outstanding. Significant portions of these shares are held by a small number of stockholders, including persons who were our stockholders prior to our IPO. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, certain shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered or intend to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, our directors, executive officers and certain affiliates may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

The trading price of our common stock is highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for your common stock. The market price for our common stock may be influenced by many factors, including the other risks described in the section of this Quarterly Report titled “Risk Factors” and the following:

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

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Insider Trading Arrangements

None of our directors or officers, as defined in Rule 16a-1(f) under the Securities Act, adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) of Regulation S-K, during the quarter ended June 30, 2024.

Item 6. Exhibits.

Exhibit Number	Description
3.1*	Tenth Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect, as amended by the Certificate of Amendment, dated June 20, 2024.
3.2

Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (File No. 001-40971) filed on March 23, 2022).

4.1

Fifth Amended and Restated Investors’ Rights Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-260156) filed on October 8, 2021).

10.1*†	Amended and Restated Non-Employee Director Compensation Policy.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Aura Biosciences, Inc.

Date: August 8, 2024	By:	/s/ Elisabet de los Pinos
Elisabet de los Pinos
President and Chief Executive Officer

Date: August 8, 2024	By:	/s/ Julie Feder
Julie Feder
Chief Financial Officer