Form 10-Q
period 2024-09-30
Aura Biosciences, Inc.
filed 2024-11-12
CIK 1501796

,k

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024, the Registrant had 49,951,466 shares of common stock, $0.00001 par value per share, outstanding.

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

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aura Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$25,407	$41,063
Marketable securities	148,970	185,087
Restricted cash and deposits	—	19
Prepaid expenses and other current assets	9,104	5,625
Total current assets	183,481	231,794
Restricted cash and deposits, net of current portion	768	768
Right of use assets - operating lease	17,744	18,854
Other long-term assets	22	509
Property and equipment, net	3,325	3,150
Total Assets	$205,340	$255,075
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,991	1,787
Short-term operating lease liability	3,126	2,687
Accrued expenses and other current liabilities	9,597	7,883
Total current liabilities	14,714	12,357
Long-term operating lease liability	15,958	16,870
Total Liabilities	30,672	29,227
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.00001 par value, 150,000,000 authorized at September 30, 2024 and December 31, 2023, and 49,778,861 and 49,350,788 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	522,454	512,617
Accumulated deficit	(348,393)	(287,308)
Accumulated other comprehensive income	607	539
Total Stockholders’ Equity	174,668	225,848
Total Liabilities and Stockholders’ Equity	$205,340	$255,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Expenses:
Research and development	$17,036	$15,428	$50,968	$44,952
General and administrative	6,196	5,060	17,341	15,256
Total operating expenses	23,232	20,488	68,309	60,208
Total operating loss	(23,232)	(20,488)	(68,309)	(60,208)
Other income (expense):
Interest income, including amortization and accretion income	2,258	1,981	7,395	5,981
Other expense	(25)	(5)	(83)	(50)
Total other income	2,233	1,976	7,312	5,931
Loss before income taxes	(20,999)	(18,512)	(60,997)	(54,277)
Income tax provision, net	(43)	—	(88)	—
Net loss	$(21,042)	$(18,512)	$(61,085)	$(54,277)
Net loss per common share—basic and diluted	$(0.42)	$(0.48)	$(1.23)	$(1.43)
Weighted average common stock outstanding—basic and diluted	49,663,532	38,185,197	49,554,930	37,943,139
Comprehensive loss:
Net loss	$(21,042)	$(18,512)	$(61,085)	$(54,277)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	790	89	68	(62)
Total other comprehensive income (loss)	790	89	68	(62)
Total comprehensive loss	$(20,252)	$(18,423)	$(61,017)	$(54,339)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss) Amount	Equity
Balance, December 31, 2023	49,350,788	$—	$512,617	$(287,308)	$539	$225,848
Stock-based compensation expense	—	—	2,909	—	—	2,909
Employee Stock Purchase Plan issuance	12,314	—	95	—	—	95
Stock option exercises	51,180	—	158	—	—	158
Vesting of restricted stock	90,123	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	(521)	(521)
Net loss	—	—	—	(19,706)	—	(19,706)
Balance, March 31, 2024	49,504,405	—	515,779	(307,014)	18	208,783
Stock-based compensation expense	—	—	3,126	—	—	3,126
Employee Stock Purchase Plan issuance		—	—	—	—	—
Stock option exercises	24,245	—	83	—	—	83
Vesting of restricted stock	54,708	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	(201)	(201)
Net loss	—	—	—	(20,337)	—	(20,337)
Balance, June 30, 2024	49,583,358	—	518,988	(327,351)	(183)	191,454
Stock-based compensation expense	—	—	2,750	—	—	2,750
Employee Stock Purchase Plan issuance	12,163	—	82	—	—	82
Stock option exercises	127,433	—	634	—	—	634
Vesting of restricted stock	55,907	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	790	790
Net loss	—	—	—	(21,042)	—	(21,042)
Balance, September 30, 2024	49,778,861	$-	$522,454	$(348,393)	$607	$174,668

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss) Amount	Equity
Balance, December 31, 2022	37,771,918	$—	$406,555	$(210,900)	$(72)	$195,583
Stock-based compensation expense	—	—	1,913	—	—	1,913
Employee Stock Purchase Plan issuance	6,635	—	56	—	—	56
Stock option exercises	21,549	—	145	—	—	145
Unrealized gain on marketable securities	—	—	—	—	27	27
Net loss	—	—	—	(17,466)	—	(17,466)
Balance, March 31, 2023	37,800,102	—	408,669	(228,366)	(45)	180,258
Stock-based compensation expense	—	—	1,931	—	—	1,931
Issuance of common stock under ATM facility	169,200	—	2,065	—	—	2,065
Stock option exercises	117,304	—	660	—	—	660
Unrealized loss on marketable securities	—	—	—	—	(178)	(178)
Net loss	—	—	—	(18,299)	—	(18,299)
Balance, June 30, 2023	38,086,606	—	413,325	(246,665)	(223)	166,437
Stock-based compensation expense	—	—	2,325	—	—	2,325
Employee Stock Purchase Plan issuance	8,276	—	72	—	—	72
Issuance of common stock under ATM facility	92,607	—	1,105	—	—	1,105
Stock option exercises	29,228	—	202	—	—	202
Unrealized gain on marketable securities	—	—	—	—	89	89
Net loss	—	—	—	(18,512)	—	(18,512)
Balance, September 30, 2023	38,216,717	$—	$417,029	$(265,177)	$(134)	$151,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(61,085)	$(54,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	932	971
Accretion on marketable securities	(3,890)	(2,853)
Stock-based compensation expense	8,785	6,169
Other	(5)	1
Non-cash lease expense	1,110	1,122
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,479)	3,059
Other long-term assets	486	(262)
Accounts payable	172	(1,497)
Accrued expenses and other liabilities	1,594	1,796
Operating lease liabilities	(473)	(689)
Net cash used in operating activities	(55,853)	(46,460)
Cash flows from investing activities:
Purchases of property and equipment	(954)	(392)
Purchase of marketable securities	(59,103)	(88,847)
Maturities of marketable securities	99,183	65,396
Net cash provided by (used in) investing activities	39,126	(23,843)
Cash flows from financing activities:
Proceeds from exercise of stock options	875	1,007
Proceeds from issuance of common stock under ATM facility, net of issuance costs	—	3,170
Proceeds from ESPP purchase	177	128
Net cash provided by financing activities	1,052	4,305
Net decrease in cash, cash equivalents and restricted cash	(15,675)	(65,998)
Cash, cash equivalents and restricted cash at beginning of period	41,850	122,370
Cash, cash equivalents and restricted cash at end of period	$26,175	$56,372
Supplemental disclosure of cash flow information:
Purchases of property and equipment in accounts payable and accrued expenses and other liabilities	152	65
Initial measurement of right-of-use assets and lease liabilities for operating lease	—	20

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	September 30,
	2024	2023
Cash and cash equivalents, end of period	$25,407	$55,584
Short-term restricted cash, end of period	—	20
Long-term restricted cash, end of period	768	768
Cash, cash equivalents and restricted cash at end of period	$26,175	$56,372

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

Liquidity

Through September 30, 2024, the Company has funded its operations primarily with proceeds from the initial and additional closings of its convertible preferred stock financings, and through its initial public offering, or IPO, follow-on offerings and at-the-market offering, or ATM. On November 9, 2023, the Company issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million, or the 2023 Follow-On Offering. The Company received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On November 1, 2022, the Company filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into the Open Market Sale AgreementSM, or Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, the Company delivered written notice to Jefferies that the Company was suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. On March 27, 2024, the Company filed a new shelf registration statement on Form S-3, or the 2024 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. The Company issued no shares of common stock during the three and nine months ended September 30, 2024 under the ATM.

As of the issuance date of these unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024, the Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are also unaudited. The unaudited condensed results of operations are not necessarily indicative of the operating results that may occur for the full fiscal year ending December 31, 2024. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission, or the SEC. Management believes that the disclosures provided here are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

3. Fair Value of Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2024 and December 31, 2023 (in thousands):

Description	September 30, 2024	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$24,896	$24,896	$—	$—
Marketable securities:
U.S. Government agencies	148,970	—	148,970	—
Total financial assets	$173,866	$24,896	$148,970	$—

Description	December 31, 2023	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$40,551	$40,551	$—	$—
Marketable securities:
Commercial paper	9,137	—	9,137	—
Corporate bonds	6,187	—	6,187	—
U.S. Government agencies	166,002	—	166,002	—
Yankee bonds	2,982	—	2,982	—
Asset-backed securities	779	—	779	—
Total financial assets	$225,638	$40,551	$185,087	$—

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Assets under construction	$518	$391
IT equipment	307	289
Leasehold improvements	471	—
Lab equipment	7,996	7,506
	$9,292	$8,186
Less—accumulated depreciation	(5,967)	(5,036)
Property and equipment, net	$3,325	$3,150

Depreciation expense was $0.3 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively. In addition, depreciation expense was $0.9 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid insurance	$353	$1,817
Prepaid research and development expenses	5,333	1,399
Other	3,418	2,409
Prepaid expenses and other current assets	$9,104	$5,625

6. Marketable Securities

Marketable securities consist of the following (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$148,363	$607	$—	$148,970
Total	$148,363	$607	$—	$148,970

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$9,144	$—	$(7)	$9,137
Corporate bonds	6,186	3	(2)	6,187
U.S. Government agencies	165,453	563	(14)	166,002
Yankee bonds	2,985	—	(3)	2,982
Asset-backed securities	780	—	(1)	779
Total	$184,548	$566	$(27)	$185,087

As of September 30, 2024, the Company had no marketable securities with unrealized losses. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. The Company does not intend to sell the investments and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of September 30, 2024, no marketable securities with contractual maturities of one year or less were in an unrealized loss position.

As of September 30, 2024, the Company had marketable securities with a fair value of $30.1 million that had maturities of one to two years.

There were no impairments of the Company’s assets measured and carried at fair value during the nine months ended September 30, 2024.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued research and development expenses	$4,169	$3,445
Accrued compensation	4,368	3,503
Other	1,060	935
Accrued expenses and other current liabilities	$9,597	$7,883

8. Stockholders' Equity

The Company had 150,000,000 authorized shares of common stock, par value $0.00001 per share, of which 49,778,861 and 49,350,788 shares were issued and outstanding at September 30, 2024 and December 31, 2023, respectively.

In addition, the Company had 10,000,000 authorized shares of preferred stock, par value $0.00001 per share, all of which shares of preferred stock are undesignated. No authorized shares of preferred stock were issued and outstanding at September 30, 2024 and December 31, 2023.

Financings

On March 27, 2024, the Company filed the 2024 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. The Company issued no shares of common stock during the nine months ended September 30, 2024 under the ATM.

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

2021 Stock Option and Incentive Plan

The 2021 Stock Option and Incentive Plan, or the 2021 Plan, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. The 2021 Plan permits the granting of both options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Code and options that do not so qualify. The number of shares initially reserved for issuance under the 2021 Plan was 3,352,166, which increased on January 1, 2022 and will continue to increase each January 1 thereafter, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. The maximum number of shares of common stock that may be issued in the form of incentive stock options shall not exceed the initial limit, cumulatively increased on January 1, 2022 and on each January 1 thereafter by the lesser of the annual increase for such year or 3,352,166 shares of common stock. On January 1, 2024, the shares reserved for issuance was increased to 9,414,162 shares. With the transfer of the available options from the 2018 Plan to the 2021 Plan, there were 4,109,828 options and restricted stock units available for grant under the 2021 Plan at September 30, 2024.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan, or the ESPP, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. A total of 335,217 shares of common stock were initially reserved for issuance under this plan, which increased on January 1, 2022 and will continue to increase each January 1 thereafter through January 1, 2031, by the least of (i) 335,217 shares of common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the ESPP. On January 1, 2024, the shares reserved for issuance was increased to 1,282,856 shares. The purchase price of the shares under the ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of September 30, 2024, 1,258,379 shares were available to be issued under the ESPP. The Company recognized $0.01 million share-based compensation expense related to the ESPP for the three months ended September 30, 2024. The Company recognized $0.06 million share-based compensation expense related to the ESPP for the nine months ended September 30, 2024.

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

The following table summarizes stock option activity under the 2018 Plan and 2021 Plan for the nine months ended September 30, 2024:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	5,030,351	$8.46	7.54	$10,353
Granted	1,446,630	7.74
Exercised	(202,858)	4.32
Cancelled/Forfeited	(527,682)	10.86
Outstanding at September 30, 2024	5,746,441	$8.20	7.22	$11,033
Exercisable at September 30, 2024	3,189,078	$7.74	5.96	$8,671

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2024 and 2023 was $5.85 and $7.81 per share, respectively. The fair value of options vested during the nine months ended September 30, 2024 and 2023 was $6.4 million and $4.8 million, respectively. The total intrinsic value of options exercised was $0.8 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively.

The fair value of the stock options issued for the three and nine months ended September 30, 2024 and 2023 was measured with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	3.89%	4.22%	3.93%	3.68%
Expected term (years)	6.08	6.08	6.05	6.03
Expected volatility of the underlying stock	88.82%	87.35%	88.61%	85.38%
Expected dividend rate	—%	—%	—%	—%

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions. Unvested restricted stock units may not be sold or transferred by the holder.

A summary of the restricted stock units activity during the nine months ended September 30, 2024 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	1,093,402	$10.27
Granted	976,345	7.74
Vested/Released	(200,738)	10.40
Forfeited	(229,711)	10.15
Unvested at September 30, 2024	1,639,298	$8.77

As a result of the 2021 Plan, the Company granted restricted stock units which vest in increments of 25% annually over a period of four years. For the nine months ended September 30, 2024, 200,738 restricted stock units vested with a fair value of $2.1 million.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$1,175	$1,090	$4,194	$2,565
General and administrative	1,575	1,235	4,591	3,604
Total	$2,750	$2,325	$8,785	$6,169

As of September 30, 2024, there was $14.8 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.57 years.

As of September 30, 2024, there was $11.6 million of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.96 years.

10. Common Stock Warrants

In February 2015 and May 2015, the Company issued warrants to purchase 1,650,098 and 887,536 shares of Series B convertible preferred stock, respectively, at an exercise price of $1.24235 per share (the “Series B Warrants”). Each Series B Warrant was immediately exercisable and expires ten years from the original date of issuance. Pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity, the Series B Warrants were classified as a liability and were re-measured to fair value at each balance sheet date. A total of 173,827 of the Series B Warrants were outstanding and were converted into warrants to purchase 12,686 shares of common stock with an exercise price of $17.03 upon the completion of the IPO in November 2021. As a result, the 12,686 common stock warrants were converted into equity instruments and remain outstanding as of September 30, 2024.

11. Compensation

In January 2012, the Company adopted the Aura Biosciences 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 100% of the first 6% of employee contributions. The Company made matching contributions in the amount of $0.2 million for each of the three months ended September 30, 2024 and 2023. The Company made matching contributions in the amount of $0.7 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively.

12. Commitments and Contingencies

Lease Commitments

The Company has historically entered into lease arrangements for its facilities. The Company has one operating lease for its office and laboratory facility with required future minimum payments as of September 30, 2024.

On May 16, 2022, the Company entered into an office and laboratory lease in Boston, Massachusetts with an initial 10-year term and one renewal option to extend the lease for an additional seven years. The lease commenced on August 1, 2022, and estimated payments due under the initial term total $35.2 million. The lease requires a letter of credit totaling $0.8 million which is classified as long-term restricted cash and deposits on the consolidated balance sheet. The landlord will reimburse the Company up to $0.5 million for certain costs related to expansion of the laboratory space. As of September 30, 2024, the Company has completed the expansion and has incurred and been fully reimbursed for $0.5 million of expenses.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s leases for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease Cost
Operating lease costs	$867	$880	$2,642	$2,641
Variable lease costs	272	221	912	664
Short-term lease costs	—	2	—	6
Total lease costs	$1,139	$1,103	$3,554	$3,311

Cash paid for amounts included in the measurement of lease liabilities—operating leases	$2,005	$2,209
Weighted-average remaining lease term—operating leases (years)	7.84	8.84
Weighted-average discount rate—operating leases	10.71%	10.71%

The following table reconciles the future minimum commitments to the Company’s operating lease liabilities at September 30, 2024 (in thousands):

Operating lease payments as of September 30, 2024
2024	$816
2025	3,306
2026	3,405
2027	3,507
2028	3,611
Thereafter	13,823
Total lease payments	28,468
Less: interest	(9,384)
Total lease liabilities at September 30, 2024	19,084
Less: current portion of lease liabilities	3,126
Lease liabilities, net of current portion	$15,958

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

The Company recognized no expenses related to this agreement and related amendments for the nine months ended September 30, 2024 and 2023, respectively.

2014 Non-Exclusive Agreement

In December 2014, the Company entered into a Non-Exclusive License Agreement, or the 2014 Non-Exclusive Agreement, with LI-COR for the supply of IRDye 700DX to the Company for the treatment and diagnosis of non-ocular solid tumor cancers in humans. Under the 2014 Non-Exclusive Agreement, the Company paid a license issue fee of $0.03 million on the effective date. The Company must also pay Rakuten a non-refundable, non-creditable fee of $0.03 million per each licensed product upon pre-IND designation, as defined of such licensed product, aggregate milestone payments of up to $0.3 million upon certain regulatory and development milestones; and during the term, the Company must pay Rakuten a low-single digit percentage royalty on net sales. Rakuten receives 10% of all sublicensee income within 30 days of the Company’s receipt from the sublicensee. The 2014 Non-Exclusive Agreement also required the Company to make certain payments upon the achievement of specified development and commercial milestones of up to $0.4 million in aggregate. During the nine months ended September 30, 2024 and 2023, the Company recognized no milestones related to this agreement.

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

In January 2022, the Company entered into the First Amendment to the non-exclusive, perpetual license agreement with Life Technologies for use of the license in an additional indication. The cost of this amendment was a one-time fee of $0.05 million. During the nine months ended September 30, 2024 and 2023, the Company recognized no expenses related to this agreement.

Effective in September 2022, the Company entered into a new non-exclusive, perpetual license agreement with Life Technologies for licensed products. Under this agreement, the Company is required to pay an initial license fee of $0.4 million for the first licensed product and $0.5 million for each additional licensed product. In addition, the agreement allows the Company the right to sublicense which would lead to a $0.2 million payment for each sublicense per licensed product and a $0.03 million payment for use of the cell line document package. In the event of a change of control, there will be a change of control fee of $0.5 million. During the nine months ended September 30, 2024 and 2023, the Company recognized no expenses related to this agreement.

National Institute of Health (NIH)-Collaboration Research and Development Agreement

In July 2011, the Company entered into a Collaboration Research and Development Agreement, or CRADA, with Dr. John Schiller at the NIH, for a period of two years with the rights to an exclusive license to all technology generated within the collaboration. Under this agreement, the Company is required to make annual payments of $0.03 million to fund the research activities, the first payment of which was paid within 30 days of the effective date. Subsequent payments are due within 30 days of the anniversary of the effective date. This agreement was first amended in 2012, 2013, 2014, 2015, 2016, 2018 and in September of 2020. During the nine months ended September 30, 2024 and 2023, the Company paid no research collaboration fees related to this agreement.

A seventh amendment was made in October 2020, requiring payment of $0.04 million within 30 days of October 1, 2020, and another $0.03 million within 30 days of the 10th anniversary of the CRADA, which was paid in July 2021. This seventh amendment extended the term of the CRADA to September 30, 2022. The Company recognized no milestones related to this agreement and related amendments for the nine months ended September 30, 2024 and 2023.

An eighth amendment was effective in September 2022, requiring payment of $0.04 million within 30 days of November 1, 2022, and payment of another $0.03 million within 30 days of the 12th anniversary of the CRADA, which was in August 2023. This eighth amendment extended the term of the CRADA to September 30, 2024. During the nine months ended September 30, 2024 and 2023, the Company recognized $0 million and $0.03 million of expenses, respectively, related to this agreement.

National Institute of Health (NIH)-Exclusive Patent License Agreement

In September 2013, the Company entered into an exclusive patent license agreement, or the NIH Exclusive License Agreement, with the NIH, that required the Company to pay a license issue royalty of $0.1 million and reimburse the NIH for any patent expenses incurred. Under the agreement, the Company is required to make low single-digit percentage royalty payments based on specified levels of annual net sales of licensed products subject to certain specified reductions. The Company is required to make development and regulatory milestone payments of up to $0.7 million in aggregate and sales milestone payments up to $0.6 million in the aggregate. The Company is also required to pay the NIH a mid-single to low teen-digit percentage of any sublicensing revenue the Company receives. Additionally, the Company’s payment obligations to the NIH are subject to an annual minimum royalty payment of low five figures. The Company recognized no patent licensing fees for the nine months ended September 30, 2024 and 2023, respectively.

In 2015, 2018 and 2019, the Company amended its exclusive patent license to include updates on the status of the commercial development and update/expand the list of licensed patents and patent applications. Each of those amendments required a $0.03 million payment that the Company paid.

Inserm-Transfert License Agreement

In November 2009, the Company entered into an exclusive, royalty-bearing patent license agreement with Inserm-Transfert of France. The agreement expires on a country by country basis based on the last to expire any patent encompassed within the scope of the patent rights or 10 years from the date of the first commercial sales by the Company, whichever is later. The IND filing milestone of €0.01 million was accrued in 2016 and paid in 2017 by the Company. The milestones for the successful Phase I, II and III clinical trials are based on receiving a final report and achieving the primary endpoints defined in that trial; the Phase I and Phase II milestones have been achieved as of September 30, 2024. Upon the sublicense by the Company of a product for which royalties are payable under the agreement, low- to mid-single-digit royalty payments would be due by the Company. The non-milestone payments in this agreement are subject to an anti-stacking clause. The Company incurred approximately $0.1 million and $0 million in expenses related to milestones in the nine months ended September 30, 2024 and 2023, respectively.

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

The Company recognized $0 million and $0.4 million in expenses related to this agreement and related amendments for the nine months ended September 30, 2024 and 2023, respectively.

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

The Company has calculated basic and diluted net loss per share for the three and nine months ended September 30, 2024 and 2023 as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(21,042)	$(18,512)	$(61,085)	$(54,277)
Denominator:
Weighted-average common stock outstanding—basic and diluted	49,663,532	38,185,197	49,554,930	37,943,139
Net loss per common share—basic and diluted	$(0.42)	$(0.48)	$(1.23)	$(1.43)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been antidilutive:

	Nine Months Ended September 30,
	2024	2023
Stock options to purchase common stock	5,746,441	4,732,590
Restricted stock units that vest into common stock	1,639,298	852,049
Warrants to purchase common stock	12,686	12,686
Total potential dilutive shares	7,398,425	5,597,325

14. Income Taxes

For the nine months ended September 30, 2024 and 2023, the Company recorded an income tax provision of $0.1 million and $0 million, resulting in an effective tax rate of 0.1% and 0%, respectively. The income tax provision for the nine months ended September 30, 2024 is attributable to state income taxes. The difference in the statutory rate and the effective tax rate is primarily the result of the valuation allowance recorded against the Company’s net deferred tax assets.

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

As of September 30, 2024, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

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

Early-Stage Choroidal Melanoma

We are developing bel-sar as a potential first line vision-sparing treatment option for early intervention in small choroidal melanoma and indeterminate lesions, avoiding the need for radiotherapy and reducing the risk for metastasis for these patients. There are no U.S Food and Drug Administration, or FDA, -approved therapies for primary choroidal melanoma. There are three common treatments routinely used as standard of care, or SoC, for local control of choroidal melanoma: plaque brachytherapy; proton beam irradiation; and enucleation, or removal of the affected eye, each of which represent invasive surgical procedures and are associated with significant vision loss. We have received Orphan Drug Designation, or ODD, for the treatment of early-stage choroidal (also referred to as uveal) melanoma from the FDA and the European Medicines Agency, or EMA, and Fast Track designation from the FDA for the treatment of early-stage choroidal melanoma.

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

Bel-sar has shown clinical benefit and has been generally well-tolerated in clinical trials to date. Phase 2 end of study results evaluating bel-sar for the first-line treatment of early-stage choroidal melanoma were presented at The Retina Society Annual Meeting on September 12, 2024, in Lisbon, Portugal. The Phase 2 study (ClinicalTrials.gov ID: NCT04417530) was an open-label, ascending single and repeat dose escalation trial in patients with early-stage choroidal melanoma designed to evaluate the safety, tolerability and efficacy of up to three cycles of bel-sar treatment. The trial included both single and multiple ascending dose cohorts, with a total of 22 patients enrolled. Patients were closely monitored over a twelve-month follow-up period to assess tumor control, visual acuity preservation and tumor growth rate. The Phase 2 end of study results demonstrated that bel-sar achieved an 80% tumor control rate (n=8/10) among Phase 3-eligible patients who received the therapeutic regimen, with complete cessation of growth following treatment among responders (post-treatment average growth rate of 0.011 mm/yr among responders compared to 0.351 mm/yr prior to study entry; p<0.0001). Visual acuity preservation was achieved in 90% of these ten patients. Importantly, 80% of these ten patients were at high risk for vision loss with tumors close to the fovea or optic disc, highlighting the potential for vision preservation with this novel class of drugs. Of note, the current standard of care is radiotherapy, which leads to visual acuity of <20/200 (the cutoff for legal blindness) in the treated eye in up to 87% of patients. The safety profile of bel-sar was highly favorable in all participants regardless of dose. There were no treatment-related serious adverse events reported. Ocular treatment-related adverse events were mild (Grade 1), included anterior chamber inflammation (18%) or cell (9%) and resolved without sequelae. The vast majority (~70%) of the anterior chamber inflammation/cell events were self-limited, requiring no treatment, and resolved in a median of six days. For those events that did require treatment, topical steroid eye drops, administered for a median of six days, achieved complete resolution of the inflammation. Eye pain occurred in 9% of patients and was mild (Grade 1). Importantly, no treatment-related posterior inflammation events (no vitritis, choroiditis, retinitis, retinal pigment epithelium changes or vasculitis) were reported. The Phase 2 results are a significant achievement considering the typically poor prognosis associated with choroidal melanoma, a rare and life-threatening ocular cancer, where there are no approved vision-preserving therapies to date.

Metastases to the Choroid

Metastases to the choroid, where different types of primary cancers from elsewhere in the body (e.g., breast and lung cancer) metastasize to the eye, is an even more common cause of intraocular malignancy than primary choroidal melanoma. There is a high unmet need in these patients, as current therapy consists primarily of external radiotherapy, which comes with a very high treatment burden and ocular morbidity. As such, an easier-to-apply treatment that preserves vision is needed. These patients are treated by the same ocular oncologists that treat choroidal melanoma, and SC administration of bel-sar followed by laser light activation will be the mode of administration studied in this indication. We have an open Investigational New Drug application, or IND, in the United States and have received Fast Track designation from the FDA’s Division of Oncology. We have activated the first sites in a Phase 2 clinical trial in metastases to the choroid and aim to enroll the first patients in 2024, with initial data anticipated in 2025.

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

We received Fast Track designation from the FDA for bel-sar for the treatment of NMIBC in June 2022, and in September 2023, we updated the protocol for our Phase 1 study to include patients with MIBC. The ongoing Phase 1 trial (ClinicalTrials.gov ID: NCT05483868) is a two-part, open-label clinical trial, designed to assess the safety and feasibility of bel-sar as a monotherapy. The study treatment is administered seven to 12 days before the scheduled transurethral resection of bladder tumor, or TURBT, the standard of care procedure. The participants are followed for safety monitoring over a 56-day period. The trial is also evaluating bel-sar’s biological activity with histopathological evaluation of tissue samples collected at the time of TURBT (regardless of tumor response) with evaluation of focal necrosis and immune changes in the tumor microenvironment.

On October 17, 2024, we announced positive early data from our ongoing Phase 1 clinical trial of bel-sar in patients with NMIBC. Part 1 (n=5) of the trial is complete, with patients receiving a single bel-sar dose without light activation. Part 2 (n=10) of the trial is designed to include ten patients. Included in this data are eight patients from Part 2 of the study with a confirmed tumor at time of treatment and having received either 100ug or 200ug of bel-sar as a single dose. Of these eight patients, five had low grade disease and three had high grade disease. Seven of these eight patients had a history of recurrent bladder cancer and had undergone multiple TURBTs and adjuvant treatments such as Bacillus Calmette-Guerin, or BCG, mitomycin, gemcitabine, cetrelimab and tamoxifen prior to trial enrollment. Ten of 13 study participants in this data had low grade disease, approximating the 70% incidence of this patient population among all NMIBC patients. The other three study participants in this data had high grade disease. In the safety analysis as of the September 9, 2024, data cut-off date (n=12), bel-sar was well-tolerated, with less than 10% of patients reporting Grade 1 and no Grade 2 or higher drug-related adverse events reported. No serious adverse events were reported, and no significant differences between the light-activated and non-light activated cohorts were observed with regard to safety events as of the data cut-off date. The data in these eight patients receiving bel-sar with light activation showed clinical activity detectable as soon as seven days after a single low dose of bel-sar with light activation. This was demonstrated by histopathological evidence of clinical complete response, necrosis, immune activation or visual tumor shrinkage observed on cystoscopy. For this analysis, “clinical complete response” was defined as the absence of tumor cells on histopathologic evaluation. Of the patients with low grade disease, four out of five exhibited a clinical complete response (one of four based on local pathology with central review ongoing), with no tumor cells detected in histopathological evaluation post-treatment in the target and in several non-target bladder tumors. Two of three of the patients with high grade disease demonstrated visual tumor shrinkage observed on cystoscopy, while tumor cells were still present on histopathological evaluation. Immune activation was noted in all patients in both treated target and untreated non-target bladder tumors with infiltration of effector CD8+ and CD4+ T-cells (where immune staining was available). This data provides evidence of a bladder urothelial field effect with a single low dose of bel-sar with light activation, potentially indicating a broader immune response in the bladder beyond the target tumor in these patients. We plan to continue development of bel-sar in bladder cancer with an initial focus on low grade, intermediate risk NMIBC patients, through a planned Phase 1b/2 trial expansion to test additional doses and treatment regimens with the opportunity to assess early durability of response at three months. In parallel, we are planning regulatory discussions on the design of the next trial with the goal of expediting clinical development in this patient population. We expect data from the Phase 1b/2 trial expansion in NMIBC in 2025.

We were incorporated as a Delaware corporation in 2009 and our headquarters are located in Boston, Massachusetts. Since our inception, we have focused our efforts on identifying and developing potential product candidates, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, conducting discovery, research and development activities and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue to date. We have funded our operations primarily through the sale of convertible preferred stock, common stock, and warrants. From inception through September 30, 2024, we have raised an aggregate of approximately $419.4 million of gross proceeds primarily from private placements of our equity and convertible preferred stock as well as through the issuance of our common stock. On November 9, 2023, we issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million, or the 2023 Follow-On Offering. We received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share, for aggregate gross proceeds of $92.5 million, or the 2022 Follow-On Offering. We received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the Securities and Exchange Commission, or the SEC, in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of its common stock from time to time in “at-the-market” offerings, or the ATM, under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. Other than the termination of the prospectus, the Sales Agreement remains in full force and effect. As of November 6, 2023, we had issued 993,996 shares of common stock at an average price of $12.50 under the ATM. On March 27, 2024, we filed a new shelf registration statement on Form S-3, or the 2024 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. We issued no shares of common stock during the nine months ended September 30, 2024 under the ATM.

We have incurred significant operating losses in every year since our inception in 2009 and have not generated any revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $61.1 million and $54.3 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $348.4 million. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of September 30, 2024, we had cash and cash equivalents and marketable securities of $174.4 million. We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” below.

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

Income Tax Provision, Net

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$17,036	$15,428	$1,608
General and administrative	6,196	5,060	1,136
Total operating expenses	23,232	20,488	2,744
Loss from operations	(23,232)	(20,488)	(2,744)
Other income (expense):
Interest income, including amortization of discount	2,258	1,981	277
Other expense	(25)	(5)	(20)
Total other income	2,233	1,976	257
Loss before income taxes	(20,999)	(18,512)	(2,487)
Income tax provision, net	(43)	—	(43)
Net loss	$(21,042)	$(18,512)	$(2,444)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)
Preclinical	$163	$271	$(108)
Clinical trials	4,429	5,553	(1,124)
Manufacturing development	4,532	2,968	1,564
Personnel/overhead expenses	7,912	6,636	1,276
Total research and development expenses	$17,036	$15,428	$1,608

Research and development expenses increased to $17.0 million for the three months ended September 30, 2024 from $15.4 million for the three months ended September 30, 2023, primarily due to manufacturing and development costs for bel-sar and higher personnel expenses related to growth of our company.

General and Administrative Expenses

General and administrative expenses increased to $6.2 million for the three months ended September 30, 2024 from $5.1 million for the three months ended September 30, 2023, primarily driven by personnel expenses, as well as increases in general corporate expenses related to growth of our company.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$50,968	$44,952	$6,016
General and administrative	17,341	15,256	2,085
Total operating expenses	68,309	60,208	8,101
Loss from operations	(68,309)	(60,208)	(8,101)
Other income (expense):
Interest income, including amortization of discount	7,395	5,981	1,414
Other expense	(83)	(50)	(33)
Total other income	7,312	5,931	1,381
Loss before income taxes	(60,997)	(54,277)	(6,720)
Income tax provision, net	(88)	—	(88)
Net loss	$(61,085)	$(54,277)	$(6,808)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Preclinical	$304	$767	$(463)
Clinical trials	15,146	15,298	(152)
Manufacturing development	11,042	10,842	200
Personnel/overhead expenses	24,476	18,045	6,431
Total research and development expenses	$50,968	$44,952	$6,016

Research and development expenses increased to $51.0 million for the nine months ended September 30, 2024 from $45.0 million for the nine months ended September 30, 2023, primarily due to higher personnel expenses related to growth of our company.

General and Administrative Expenses

General and administrative expenses increased to $17.3 million for the nine months ended September 30, 2024 from $15.3 million for the nine months ended September 30, 2023, primarily driven by personnel expenses, as well as increases in general corporate expenses related to growth of our company.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of convertible preferred stock and warrants as well as common stock. Through September 30, 2024, we have raised an aggregate of approximately $419.4 million of gross proceeds primarily from private placements of our equity and convertible preferred stock and warrants, as well as through the issuance of our common stock. On November 9, 2023, we issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million in the 2023 Follow-On Offering. We received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share for aggregate gross proceeds of $92.5 million in the 2022 Follow-On Offering. We received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into the Sales Agreement with the Sales Agent to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. As of November 6, 2023, we had issued 993,996 shares of common stock at an average price of $12.50 under the ATM. On March 27, 2024, we filed the 2024 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. We issued no shares of common stock during the nine months ended September 30, 2024 under the ATM.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(55,853)	$(46,460)
Net cash provided by (used in) investing activities	39,126	(23,843)
Net cash provided by financing activities	1,052	4,305
Net decrease in cash, cash equivalents, and restricted cash	$(15,675)	$(65,998)

Operating Activities

During the nine months ended September 30, 2024, net cash used in operating activities was $55.9 million primarily due to our net loss of $61.1 million and an increase in prepaid expenses related to CRO costs associated with our Phase 3 trial of bel-sar in early-stage choroidal melanoma, partially offset by an increase in stock compensation expense.

During the nine months ended September 30, 2023, net cash used in operating activities was $46.5 million, primarily due to our net loss of $54.3 million and a decrease in accounts payable related to timing of vendor invoicing and payments, partially offset by an increase in stock compensation expense and prepaid expenses related to CRO costs associated with our Phase 3 trial of bel-sar in early-stage choroidal melanoma.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2024 was $39.1 million primarily due to maturities of marketable securities partially offset by purchases of marketable securities and property and equipment.

Net cash used in investing activities during the nine months ended September 30, 2023 was $23.8 million primarily due to purchases of marketable securities and property and equipment, partially offset by proceeds from sale and maturities of marketable securities.

Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $1.1 million from proceeds from stock options exercises and issuance of common stock under the ESPP.

During the nine months ended September 30, 2023, net cash provided by financing activities was $4.3 million from proceeds from stock options exercises and issuance of common stock under the ATM and ESPP.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. As of September 30, 2024, we had cash and cash equivalents and marketable securities of $174.4 million. Based on our research and development plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Material Cash Requirements

The following table summarizes our contractual obligations and commitments as of September 30, 2024.

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	$28,468	$3,282	$10,447	$7,486	$7,253
Total	$28,468	$3,282	$10,447	$7,486	$7,253

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies from those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

Recent Accounting Pronouncements

We assessed the recent accounting pronouncements for the nine months ended September 30, 2024, and determined no pronouncements have material impact to the condensed consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Interim Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Interim Principal Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Interim Principal Financial Officer, to allow timely decisions regarding any required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2024, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Our net losses were $61.1 million and $54.3 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $348.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly as we continue clinical development for bel-sar and continue to discover and develop additional product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We incur costs, and will incur additional costs, associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. To date, we have not generated any revenue from any product sales. Our ability to become profitable depends upon our ability to generate revenue. We have no products approved for commercial sale and, therefore, have never generated any revenue from product sales, and we do not expect to in the foreseeable future. Further, we do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities, or as needed to provide appropriate statistical power for a given trial. For example, the EMA required additional testing to support drug substance characterization which led to a later than anticipated authorization to commence enrolling patients in our Phase 3 clinical trial under the EU Clinical Trial Regulation process.

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

We are currently conducting a Phase 3 clinical trial and have, or anticipate to have, sites in the United States as well as in some or all of the following countries, among others: Ireland, the UK, Canada, Australia, Austria, Italy, Greece, South Korea, Israel, Germany, France, Spain, Denmark, Sweden, Belgium, Finland, and the Czech Republic. We also may in the future choose to conduct one or more additional clinical trials outside the United States, including in Europe. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and the U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practices, or GCP, regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

Interim, “top-line,” and preliminary or early data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, early, interim or top-line data from our clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or early results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim data and final data could materially affect our business, financial condition, results of operations and growth prospects.

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

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion, monitoring, and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, compliance with applicable product tracking and tracing requirements, as well as continued compliance with current Good Manufacturing Practices, or cGMPs, and GCPs for any clinical trials that we conduct post-approval. Additionally, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Similarly, in the EU, the European Commission grants an orphan designation in respect of a product after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products on a designation application. Orphan designation in the EU is granted to products where the sponsor can establish that (1) such product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than five in 10,000 persons in the EU when the application is made; or (ii) without incentives, it is unlikely that the marketing of the product would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition that has been authorized in the EU, or if such a method exists, the product in question would be of significant benefit to those affected by that condition. In the EU, orphan designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor. Generally, if a product with an orphan designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a ten-year period of marketing exclusivity, which precludes the EMA from approving another marketing authorization application for a similar medicinal product in the same indication for that time period, except in limited circumstances. The EU exclusivity period can be reduced to six years if, at the end of the fifth year, a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable such that market exclusivity is no longer justified. The European Commission introduced a legislative proposal in April 2023 that, if implemented, could reduce the current ten-year marketing exclusivity period in the EU for certain orphan medicines.

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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. While we are not aware of anyone currently developing a treatment for early-stage choroidal melanoma, in the future our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results than us. There are multiple companies that have drugs in clinical development for the treatment of NMIBC, such as Johnson & Johnson, UroGen Pharma Ltd., CG Oncology, Inc., ImmunityBio, Inc. and FerGene, Inc. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our potential competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly as they develop novel approaches to treating disease indications that our product candidates are also focused on treating. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to in-license novel therapeutics that could make the product candidates that we develop obsolete. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaboration partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products, which may reduce or eliminate our commercial opportunity. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

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

Based on the beneficial ownership of our common stock as of September 30, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 51.0% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of September 30, 2024, we have 49,778,861 shares of common stock outstanding. Significant portions of these shares are held by a small number of stockholders, including persons who were our stockholders prior to our IPO. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, certain shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered or intend to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, our directors, executive officers and certain affiliates may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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
▪
acts of war or periods of widespread civil unrest, including the increasingly volatile global economic conditions resulting from the Russia-Ukraine conflict and the conflict in the Middle East; and
▪
general economic, industry, and market conditions, including inflationary pressures.

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

Global economic uncertainty and unfavorable global economic conditions caused by political instability, changes in trade agreements and conflicts, such as the Russia-Ukraine conflict and the conflict in the Middle East, could adversely affect our business, financial condition, results of operations or prospects.

Our business, financial condition, results of operations or prospects could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, increased inflation, economic uncertainties in various global markets caused by political instability and conflict, such as the Russia-Ukraine conflict, the conflict in the Middle East and the 2024 presidential election in the United States, or additional global financial crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from the Initial Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Executive Severance Plan

On November 10, 2024, the Compensation Committee (the “Committee”) of our Board adopted an Executive Severance Plan for participating executives (the “Plan”). The Plan provides for severance payments and benefits to eligible executives (each, a “Covered Executive”) in the event that we terminate the employment of a Covered Executive without Cause (as defined in the Plan) or if a Covered Executive resigns with Good Reason (as defined in the Plan) (such termination or resignation, a “Qualifying Termination”). Upon acceptance of participation in the Plan, the severance payments and benefits under the Plan shall supersede and replace any severance benefits under any individual employment agreement or offer letter previously entered into between us and a Covered Executive. At the time of the Plan’s adoption, it was anticipated that the Covered Executives would initially be comprised of Elisabet de los Pinos, Ph.D., our Chief Executive Officer, J. Jill Hopkins, M.D., our Chief Medical Officer and President of R&D, Conor Kilroy, our General Counsel and Secretary, and Mark Plavsic, Ph.D., our Chief Technology Officer.

Under the terms of the Plan, upon a Qualifying Termination outside of the Change of Control Period (defined as the period beginning three months prior and ending 12 months following a Change of Control (as defined in the Plan)), a Covered Executive will be entitled to receive severance pay in the form of: (i) continuation of the Covered Executive’s Base Salary (as defined in the Plan) for nine months (12 months in the case of Dr. de los Pinos), and (ii) payment to the group health plan provider or the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) provider of the employer cost of the COBRA premiums at the time of the Qualifying Termination applicable to the Covered Executive and his or her eligible dependents for a period of up to nine months (up to 12 months in the case of Dr. de los Pinos).

Upon a Qualifying Termination within the Change in Control Period, a Covered Executive will be entitled to receive severance pay in the form of: (i) a lump sum cash payment equivalent to 12 months (18 months in the case of Dr. de los Pinos) of the Covered Executive’s Base Salary, (ii) a lump sum cash payment equivalent to one times (one and one-half times in the case of Dr. de los Pinos) the Covered Executive’s Target Bonus (as defined in the Plan) plus the Covered Executive’s Target Bonus pro-rated for the number of days of service during the year in which the Qualifying Termination occurs, (iii) payment to the group health plan provider or the COBRA provider of the employer cost of the COBRA premiums at the time of the Qualifying Termination applicable to the Covered Executive and his or her eligible dependents for a period of up to 12 months (18 months in the case of Dr. de los Pinos), and (iii) to cause equity awards with time-based vesting held by the Covered Executive to immediately become fully vested, exercisable or nonforfeitable. For equity awards held by a Covered Executive as of November 10, 2024, the effective date of the Plan, such awards shall immediately become fully vested, exercisable or nonforfeitable upon a Change of Control.

As described more fully in the Plan, in order to receive the foregoing benefits, a Covered Executive must execute a separation agreement and general release of claims in our favor and affirm his or her continuing obligations towards us, including his or her ongoing restrictive covenants.

The foregoing description of the Plan does not purport to be complete and is qualified in its entirety by reference to the complete text of the Plan, a copy of which is filed herewith as Exhibit 10.3 and incorporated herein by reference.

(c) Insider Trading Arrangements

None of our directors or officers, as defined in Rule 16a-1(f) under the Securities Act, adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) of Regulation S-K, during the quarter ended September 30, 2024.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Tenth Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect, as amended by the Certificate of Amendment, dated June 20, 2024 (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40971) filed on August 8, 2024).

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

10.1*†	Transition and Release Agreement, dated September 25, 2024, by and between Julie Feder and the Registrant.
10.2*†	Resignation and Consulting Agreement, dated September 25, 2024, by and between Julie Feder and the Registrant.
10.3*†	Executive Severance Plan, and form of participation agreement thereunder.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*

Certification of Interim Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Interim Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Aura Biosciences, Inc.

Date: November 12, 2024	By:	/s/ Elisabet de los Pinos
Elisabet de los Pinos
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Amy Elazzouzi
Amy Elazzouzi
Vice President, Finance
(Interim Principal Financial Officer and Interim Principal Accounting Officer)