Form 10-K
period 2024-12-31
Aura Biosciences, Inc.
filed 2025-03-24
CIK 1501796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant's aggregate market value of its voting common equity held by non-affiliates was $191.7 million based on the closing sale price of $7.56 per share as reported on the Nasdaq Global Market on that date.

The number of shares of Registrant’s Common Stock outstanding as of March 19, 2025 was 50,225,312.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2025 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III of this Form 10-K.

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
▪
We are heavily dependent on the success of belzupacap sarotalocan, or bel-sar, our only product candidate to date.
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
▪
The U.S. Food and Drug Administration’s agreement to a Special Protocol Assessment with respect to the study design of our global Phase 3 trial of bel-sar for the treatment of early-stage choroidal melanoma does not guarantee any particular outcome from regulatory review, including ultimate approval, and may not lead to a successful review or approval process.
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

ii

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company developing precision therapies to treat solid tumors designed to preserve organ function. Our lead candidate bel-sar is in late-stage clinical development for the treatment of patients with primary choroidal melanoma and is also in clinical development for other ocular oncology indications and bladder cancer.

There is significant unmet need for novel treatments for patients with choroidal melanoma, given the limitations of the current standard of care, or SoC, and patient reluctance to undergo radiotherapy in the form of either plaque brachytherapy or proton beam therapy, both highly-invasive therapies that result in significant vision loss, and potential legal blindness in the treated eye. Enucleation, or surgical removal of the affected eye, is another treatment option for patients with choroidal melanoma, in which patients lose all vision without the possibility of vision restoration. We are evaluating the safety and efficacy of bel-sar as a potential vision-sparing therapy in our ongoing global Phase 3 CoMpass trial for the first-line treatment of adult patients with small choroidal melanoma and indeterminate lesions, or early-stage choroidal melanoma. Moreover, we intend to assess the safety and efficacy of bel-sar in treating a range of other solid tumors, beginning with metastases of the choroid and bladder cancer where bel-sar is in clinical development. We believe bel-sar, if approved, has the potential to change the current treatment paradigm for patients with ocular and urologic cancers and other solid tumors.

Bel-sar has shown clinical benefit and has been generally well-tolerated in clinical trials to date. In a Phase 2 study (ClinicalTrials.gov ID: NCT04417530) evaluating suprachoroidal, or SC, administration of bel-sar for the first-line treatment of early-stage choroidal melanoma, patients were closely monitored over a twelve-month follow-up period to assess tumor control, visual acuity preservation, and tumor growth rate. A total of 22 patients were enrolled in the study. Bel-sar achieved an 80% tumor control rate (n=8/10) among Phase 3-eligible patients who received the therapeutic regimen, with complete cessation of growth following treatment among responders (post-treatment average growth rate of 0.011 mm/yr among responders compared to 0.351 mm/yr prior to study entry; p<0.0001). Visual acuity preservation was achieved in 90% of these ten patients. Importantly, 80% of these ten patients were at high risk for vision loss with tumors close to the fovea or optic disc, highlighting the potential for vision preservation with this novel class of drugs. The safety profile of bel-sar was highly favorable in all participants regardless of dose. We believe the Phase 2 results are a significant achievement considering the typically poor prognosis associated with choroidal melanoma, a rare and life-threatening ocular cancer, where there are no approved vision-preserving therapies to date. We believe bel-sar has the possibility to transform the field of ocular oncology beyond choroidal melanoma and we plan to expand clinical development in two additional indications: metastases to the choroid and cancers of the ocular surface. We have initiated a Phase 2 clinical trial in metastases to the choroid and have activated sites with patients in prescreening. We also plan to continue to advance our preclinical work designed to be IND-enabling in cancers of the ocular surface.

Virus-like drug conjugates, or VDCs, are a novel class of drugs with a dual mechanism of action that promote cancer cell death by both the delivery of the cytotoxic payload to generate acute necrosis and activation of a secondary immune mediated response. Bel-sar, our lead VDC candidate, consists of modified capsid proteins of the human papilloma virus, or HPV, conjugated to hundreds of light-activated molecules.

Light activation of bel-sar is designed to result in precise tumor cell killing with minimal damage to surrounding healthy tissues. In the absence of bel-sar activation or binding to the tumor cell membrane, there is no cytotoxic effect. Multiple light activations, following a single dose of bel-sar, increase antitumor activity because of the reoxygenation of the tumor and the photostability of bel-sar. Finally, acute necrosis triggers immunogenic cell death leading to the generation of an adaptive, long-term antitumor immune response. The tumor targeting specificity of VDCs is driven by the selective binding of the virus-like particles, or VLPs, to a subset of modified tumor associated glycosaminoglycans, or GAGs, that are part of the heparan sulphate chain of heparan sulfate proteoglycans or HSPGs, expressed on the tumor cell membrane. This targeting mechanism enables the delivery of multiple types of cytotoxic payloads directly to a wide range of solid tumors.

Beyond ocular cancers, bel-sar is in early-stage clinical development in bladder cancer. Bladder cancer is the ninth most common cancer worldwide and it is diagnosed early as non-muscle invasive bladder cancer, or NMIBC, with a prevalence of approximately 80,000 cases per year in the United States. Despite the early diagnosis, patients with NMIBC have a high risk of recurrence and progression with current SoC treatments. In March 2025, we announced positive data from our Phase 1 trial in NMIBC (NCT05483868).

Our vision is to innovate the future of cancer care to cure patients and preserve organ function. We are developing bel-sar in a number of indications in ocular oncology, with the goal of preserving vision and preventing blindness in patients. Our lead indication is a potential multi-billion dollar market opportunity. We are also evaluating bel-sar in urologic oncology indications, initially in bladder cancer, which is one of the most expensive cancers to treat on a per patient basis. The global market for bladder cancer is expected to be greater than $8.0 billion by 2032.

Our initial focus is in ocular and urologic oncology, both areas of high unmet medical need where local targeted therapies may enable early intervention, as shown in our pipeline below.

a. Virus-like drug conjugates (VDCs) bind to a subset of modified tumor associated glycosaminoglycans (GAGs) that are part of the heparan sulphate chain of heparan sulfate proteoglycans (HSPGs).1

1. Kines RC, and Schiller JT. Viruses. 2022;14(8):1656. mHSPG, modified heparan sulphate proteoglycan; MIBC, muscle invasive bladder cancer; NMIBC, non-muscle-invasive bladder cancer.

We envision the potential for development of additional therapeutic areas in addition to ocular and urologic cancers.

Our Team

Our management team includes industry executives with extensive biopharmaceutical experience in developing and commercializing drugs in oncology and ophthalmology. Elisabet de los Pinos, Ph.D., our Chief Executive Officer, led the marketing strategy and European commercialization of Alimta® for the treatment of lung cancer at Eli Lilly and Company. Our Chief Medical Officer and President of Research & Development, J. Jill Hopkins, M.D., is an ophthalmologist and retinal specialist with more than 30 years of experience in ophthalmology, including serving as Senior Vice President, Global Head of Ophthalmology and Exploratory Development at Novartis AG, or Novartis, and Chief Executive Officer of Gyroscope Therapeutics, a Novartis company, where she was responsible for the global ophthalmic pipeline. Amy Elazzouzi, our Senior Vice President, Finance, interim principal financial officer and interim principal accounting officer, has served as Director of Finance and Operations at KEW Group, Inc. and Controller at AVEO Pharmaceuticals, Inc. Conor Kilroy, our Chief Legal Officer and Secretary, served as general counsel and secretary at Neurogastrx, Inc. from September 2021 to May 2023. Mr. Kilroy also served in roles of increasing responsibility at Ironwood Pharmaceuticals, Inc. (Nasdaq: IRWD) from June 2013 to February 2021, serving as senior vice president, general counsel and secretary beginning in April 2020 and vice president, general counsel and secretary beginning in April 2019. Earlier in his carrier, Mr. Kilroy held roles at Boston Scientific Corporation and in the business law department of Goodwin Procter LLP. Mark Plavsic, Ph.D. is our Chief Technology Officer and brings 30 years of global biopharmaceutical experience including end-to-end technical operations in the United States, Europe, and Australasia and successful translation and scale-up of complex biologics from preclinical development through commercial launch and distribution. He previously served as Chief Technology Officer at Fate Therapeutics, Inc. and at Lysogene. We believe the breadth and depth of experience amongst our management team will enable us to advance the clinical and development strategy for bel-sar and, if approved, its commercialization. Our Chairman of the Board of Directors, David Johnson, is a biopharmaceutical industry veteran with more than 25 years of experience in drug development. Mr. Johnson is currently Chief Executive Officer and founder of Solve Therapeutics, Inc., a biotechnology company developing next-generation mAb-based oncology therapeutics. Prior to founding Solve Therapeutics, he was Chief Executive Officer of VelosBio Inc., an oncology company acquired by Merck & Co. for $2.75 billion in 2020. He was also Chief Executive Officer at Acerta Pharma, which was acquired by AstraZeneca for $7 billion. Mr. Johnson has extensive experience leading the development of first-in-class cancer therapies and has made significant contributions to drugs which ultimately garnered regulatory approvals, including bortezomib (Velcade®), romidepsin (Istodax®), idelalisib (Zydelig®), and acalabrutinib (Calquence®).

Our Strategy

At Aura Biosciences, our vision is to innovate the future of cancer care to cure patients and preserve organ function, with an initial focus on ocular and urologic oncology. Key elements of our strategy to accomplish this objective include:

▪
Complete the ongoing global Phase 3 CoMpass trial of bel-sar as a first-line treatment of small choroidal melanoma and/or indeterminate lesions and pursue U.S. Food and Drug Administration, or FDA, approval. If approved, this would represent the first therapy for primary choroidal melanomas as a potential first-line treatment option for small tumors and indeterminate lesions, reserving radiotherapy for a second-line treatment option. If approved, we see the potential to independently commercialize bel-sar in choroidal melanoma, which has an incidence of 11,000 patients diagnosed per year in the United States and Europe. There are approximately 50 ocular oncologists in the United States and approximately 50 ocular oncologists in Europe, representing a focused call point and providing an opportunity for our company to capture the value of the market with a manageable sales team globally.
▪
Expand the development of bel-sar in additional ocular oncology indications, starting with metastases to the choroid and cancers of the ocular surface. We believe bel-sar's dual mechanism of action has potential to treat tumors while preserving key ocular structures, in other ocular cancers that affect a large number of patients. We have initiated a Phase 2 clinical trial in metastases to the choroid and have activated sites with patients in prescreening. Metastases to the choroid has an annual incidence rate of 20,000 patients in the Unites States and Europe. In addition, we are advancing bel-sar for cancers of the ocular surface, including both melanomas and squamous cell carcinomas, that has an incidence rate of 35,000 patients a year in the United States and Europe, based on strong interest from the ocular oncology community to develop better treatment options for patients.
▪
Advance the development of bel-sar in NMIBC. We believe that bel-sar has the opportunity to become a front-line treatment option with a paradigm shifting approach driven by its unique dual mechanism of action and the possibility to generate a robust cell mediated immune response against the tumor to prevent recurrence of the disease. As such, our goal is to evaluate two different front-line interventions in a Phase 1b/2 trial: neoadjuvant treatment in combination with transurethral resection of bladder tumor, or TURBT, and immune-ablative treatment (without TURBT), with the opportunity to not only evaluate the dose and treatment regimen but also to assess durability of response at up to 12 months in patients with intermediate and high-risk NMIBC. Bel-sar has received FDA Fast Track Designation in NMIBC.
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
▪
Build our operational capabilities to successfully commercialize bel-sar (if approved) in ocular oncology.

Our Strengths in Ocular Oncology

Bel-sar is in development in multiple indications in ocular oncology: early-stage choroidal melanoma, metastases to the choroid, and cancers of the ocular surface. We believe bel-sar has several strengths that support our goal of developing bel-sar as a potential vision-sparing therapy in ocular oncology, including:

▪
Demonstrated clinical utility in choroidal melanoma, with Phase 2 end of study results of patients at twelve months of follow-up who received three cycles of therapy in Cohorts 5 and 6, and who match the criteria for our ongoing global Phase 3 trial.
▪
Tumor control rate of 80% (8/10) and visual acuity preservation rate of 90% (9/10), with the majority of patients being at high-risk for vision loss with tumors close to the fovea or optic disc.
▪
Favorable safety profile, with no posterior inflammation, treatment-related serious adverse events or grade three to five treatment-related adverse events reported.

Primary Choroidal Melanoma

Primary choroidal melanoma is our most advanced clinical program, with an ongoing global Phase 3 trial. We have received Orphan Drug Designation, or ODD, for the treatment of early-stage choroidal (also referred to as uveal) melanoma from the FDA and the European Medicines Agency, or EMA, and Fast Track Designation from the FDA for the treatment of early-stage choroidal melanoma. SC administration of bel-sar in a completed Phase 2 trial, provided data which supported this SC route of administration in the Phase 3 trial.

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

Most patients with choroidal melanoma are diagnosed with early-stage disease localized to the eye with no evidence of metastatic disease. It is estimated that 96% of patients are diagnosed without clinical evidence of metastatic disease. These patients are not treated immediately as there are no effective targeted therapies that can preserve vision. Early-stage patients are defined as patients with small choroidal melanoma and/or indeterminate lesions representing approximately 8,000 patients in the United States and Europe. The only current treatment option for patients with primary choroidal melanoma is radiotherapy which leaves patients with vision loss and other comorbidities. Approximately 2,300 patients are diagnosed with medium to large tumors and are treated with radiotherapy or enucleation, or full surgical removal of the eye, which results in total vision loss and is irreversible.

aEach figure represents approximately 250 persons.

Figure 1. Distribution of Stages of Choroidal Melanoma Cases

We are developing bel-sar as a potential first line vision-sparing treatment option for early intervention in small choroidal melanoma and/or indeterminate lesions, avoiding the need for radiotherapy and reducing the risk for metastasis for these patients. Earlier diagnosis and treatment intervention of lesions in the eye has the potential to dramatically improve outcomes for patients and reduce the risk of blindness caused by radiotherapy.

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

Figure 2. Three Treatment Options for Primary Choroidal Melanoma

There are limited treatment options to treat primary choroidal melanoma, which pose a challenge to clinicians and patients. The current treatments are invasive procedures and are associated with irreversible loss of visual acuity and other side effects. Lesions that are detected early are often monitored without treatment since the current SoC is invasive and causes vision loss and is therefore typically reserved for medium to large or growing lesions. As choroidal melanoma tends to metastasize early, even with radical treatments such as enucleation, metastatic disease still occurs, which results in a high degree of mortality. There is an urgent unmet medical need for an effective, vision-sparing therapy and the availability of such a therapy may encourage treatment of small choroidal melanomas and indeterminate lesions at the time of early detection. This could subsequently increase the awareness of the importance of early diagnosis and intervention for this life-threatening disease and increase the number of patients treated annually.

Bel-sar in Primary Choroidal Melanoma

Bel-sar is a VDC consisting of an HPV-derived VLP and a phthalocyanine dye, a light activated cytotoxic payload. Our VLP was created using the capsid proteins of HPV that have been genetically modified to avoid cross-reactivity with pre-existing immunity against the virus and bind with high affinity to modified tumor associated GAGs that are part of the heparan sulphate chain of HSPGs expressed on the surface of tumors cells, including ocular melanoma cells.

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

Clinical Development Plan in Primary Choroidal Melanoma:

Phase 1b/2 Intravitreal Study: This study evaluated the safety and efficacy of bel-sar delivered via intravitreal, or IVT, administration followed by light activation in a dose escalation design in 56 patients. The majority of patients treated at the therapeutic regimen with two cycles of therapy at the highest dose achieved a local complete response showing a tumor control rate of 70% at 12 months. Visual acuity preservation was demonstrated in >70% including a high percentage of patients with tumors close to the fovea or optic disc considered at high risk for vision loss when treated with radiotherapy. Treatment with bel-sar was generally well-tolerated at all doses including the highest treatment regimen with two cycles of therapy. Adverse events were generally mild or moderate, transient and manageable with SoC treatments in most patients. Adverse events of vitreous inflammation, anterior chamber inflammation and increased intraocular pressure were manageable with steroid treatment and ocular antihypertensives. There were only two drug-related serious adverse events of vision loss related to pigmentary changes around the edge of the tumor.

Phase 2 Suprachoroidal Study: We also evaluated and developed the SC route of administration to optimize the delivery of bel-sar directly to the choroid where the tumor is located. The suprachoroidal space, or SCS, is a potential space bound between the external surface of the choroid and the internal surface of the sclera and encompasses the full circumference of the posterior segment of the eye. The Phase 2 study was an open-label, ascending single and repeat dose escalation trial in patients with early-stage choroidal melanoma designed to evaluate the safety, tolerability and efficacy of up to three cycles of bel-sar treatment. (ClinicalTrials.gov ID: NCT04417530)

Figure 5. SC Administration with SCS MicroinjectorTM.

The trial included both single and multiple ascending dose cohorts, with a total of 22 patients enrolled. Patients were closely monitored over a twelve-month follow-up period to assess tumor control, visual acuity preservation and tumor growth rate. The Phase 2 end of study results demonstrated that bel-sar achieved an 80% tumor control rate (n=8/10) among Phase 3-eligible patients who received the therapeutic regimen, with complete cessation of growth following treatment among responders (post-treatment average growth rate of 0.011 mm/yr among responders compared to 0.351 mm/yr prior to study entry; p<0.0001). Visual acuity preservation was achieved in 90% of these ten patients. Importantly, 80% of these ten patients were at high risk for vision loss with tumors close to the fovea or optic disc, highlighting the potential for vision preservation with this novel class of drugs. Of note, the current standard of care is radiotherapy, which leads to visual acuity of <20/200 (the cutoff for legal blindness) in the treated eye in up to 87% of patients. The safety profile of bel-sar was highly favorable in all participants regardless of dose. There were no treatment-related serious adverse events reported. Ocular treatment-related adverse events were mild (Grade 1), included anterior chamber inflammation (18%) or cell (9%) and resolved without sequelae. The vast majority (~70%) of the anterior chamber inflammation/cell events were self-limited, requiring no treatment, and resolved in a median of six days. For those events that did require treatment, topical steroid eye drops, administered for a median of six days, achieved complete resolution of the inflammation. Eye pain occurred in 9% of patients and was mild (Grade 1). Importantly, no treatment-related posterior inflammation events (no vitritis, choroiditis, retinitis, retinal pigment epithelium changes or vasculitis) were reported. We believe the Phase 2 results are a significant achievement considering the typically poor prognosis associated with choroidal melanoma, a rare and life-threatening ocular cancer, where there are no approved vision-preserving therapies to date.

Phase 2 safety outcomes (bel-sar/laser-related)

Drug/laser-related adverse events	All treated participants (n=22)*			
	Grade I	Grade II	Grade III-V	Total
Anterior chamber inflammation**	4 (18.2%)	0	0	4 (18.2%)
Anterior chamber cell**	2 (9.1%)	0	0	2 (9.1%)
Eye pain	2 (9.1%)	0	0	2 (9.1%)
Anisocoria	1 (4.5%)	0	0	1 (4.5%)
Conjunctival edema	1 (4.5%)	0	0	1 (4.5%)
Cystoid macular edema	1 (4.5%)	0	0	1 (4.5%)
Pupillary reflex impaired	1 (4.5%)	0	0	1 (4.5%)
Salivary gland enlargement	0	1 (4.5%)	0	1 (4.5%)

***Median duration 6 days (IQR: 3–10 days); All resolved with no or minimal treatment; If topical steroids given, median treatment duration 6 days*

* Table presents participants with AEs related to bel-sar or laser by severity and overall; participants with >1 AE are counted in the highest severity group

AE, adverse event; **SAE,** serious adverse event; **IQR,** interquartile range

ClinicalTrials.gov Identifier: NCT04417530; AU-011-202. **Data on file, Aura Biosciences.**

Figure 6. Adverse Events among the 22 Patients Enrolled in the Phase 2 SC Trial.

Figure 7. Dose Response and Tumor Control Rates Demonstrate Meaningful Clinical Benefit

BCVA change from baseline
(ETDRS letter score)
5
0
-5
-10
-15
0
13
26
39
52
Study week (relative to first dose in Cycle 1)
Vision loss threshold
(−15 letters)

- Vision preservation in 9/10 participants
- Loss of 18 letters in one patient with progression of preexisting juxtafoveal fluid under fovea

Populations	Patients (n)	Vision failures[b] (n)	Vision preservation rate (%)
All dose cohorts			
All treated patients	22	1	95%
Subtherapeutic			
≤2 cycles	10	0	100%
Therapeutic			
3 cycles and phase 3-eligible[a]	10	1	90%

[a]One participant with circumpapillary tumor that did not meet phase 3 criteria is not included. [b]Vision acuity loss defined as ≥15 letters decrease from baseline in ETDRS BCVA letter score.

BCVA, best-corrected visual acuity; **ETDRS,** Early Treatment Diabetic Retinopathy Study.

ClinicalTrials.gov Identifier, NCT04417530: AU-011-202. **Data on file, Aura Biosciences.**

Figure 8. High Vision Preservation Rates with 12 Months of Follow Up.

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

The trial is powered at greater than 90%. Since there is no drug approved for the treatment of choroidal melanoma, we have aligned with FDA that a statistically significant difference on the primary endpoint will provide support from a regulatory perspective to meet the requirement of clinical effectiveness. Based on the SPA, the FDA has agreed that the design and planned analysis of the study can adequately address objectives in support of a regulatory submission.

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

As we previously reported, there was an administrative error in the original International Nonproprietary Name, or INN, application (INN: belzupacap sarotalocan) with the World Health Organization, or WHO. In subsequent communications with the WHO, the WHO has confirmed an amendment to the existing INN allowing the continued use of belzupacap sarotalocan.

Registry Study

Based on discussions with the FDA and EMA, we will monitor patients in a long-term registry study, for a total of five years after start of dosing in the parent study. All 57 patients enrolled in the Phase 1b/2 trial (AU-011-101) with intravitreal administration completed the trial and 45/57 elected to enter the registry study. In addition, 18/22 patients from the Phase 2 trial (AU-011-202) with SC administration also elected to enter the registry study. The data collected in the registry study is intended to assess the long-term (5 total years) safety, rate of metastatic disease, and mortality from bel-sar treatment.

Retrospective natural history study to evaluate long-term visual acuity benefit versus plaque brachytherapy

The ability to demonstrate tumor control with long-term visual acuity preservation supports the potential of bel-sar to become the SoC for the first-line treatment of patients with small choroidal melanoma/indeterminate lesions compared to an invasive radiotherapy procedure that leaves most patients with irreversible vision loss and other long-term comorbidities. To demonstrate the long-term visual decline that patients (who would otherwise have been eligible for our clinical trials) experienced by undergoing radiotherapy, we have conducted a retrospective natural history study to evaluate the visual acuity of patients treated with plaque brachytherapy who were matched to actual patients in our Phase 1b/2 study with IVT administration to provide an estimate of the vision benefit of bel-sar. This study is discussed below.

We conducted a retrospective natural history study comparing a group of historic patients that underwent radiotherapy, who were matched to the 43 patients in our Phase 1b/2 trial with IVT administration, in terms of patient and tumor factors such as tumor size and location. Like the patients in our Phase 1b/2 study, tumors in the matched patients were at high risk for vision loss due to their locations close to the fovea or optic disc. The matched patients had all been previously treated with brachytherapy at the Wills Eye Hospital Ocular Oncology Service led by Dr. Carol Shields, and had long-term follow-up. This study matched patients up to 5:1 using the key baseline characteristics that impact long-term visual acuity – tumor location, tumor size and baseline visual acuity – to determine the visual acuity after radiation treatment for small tumors that might otherwise have been considered for bel-sar treatment in a clinical trial. As shown in Figure 10, matched patients who underwent radiotherapy demonstrated progressive vision loss. At five years post-treatment, mean visual acuity was <20/200 (20/200 is the definition of “legal blindness”), with a mean loss in vision of almost 50 letters.

Figure 10. A) Vision Loss, and B) Visual Acuity Outcomes, after Treatment with Brachytherapy

We believe that the results of this retrospective study validate and strengthen our data supporting that treatment with bel-sar provides an important advantage in terms of vision preservation compared to brachytherapy, as a first line treatment option for early-stage disease.

In addition to these data, we plan to develop a long-term follow up plan to assess visual acuity and other outcomes from the Phase 3 trial, to continue to support the long term benefit of visual acuity preservation with bel-sar compared to SoC brachytherapy.

Metastases to the Choroid

Metastases to the choroid, where different types of primary cancers from elsewhere in the body (e.g., breast and lung cancer) metastasize to the eye, is an even more common cause of intraocular malignancy than primary (i.e., originating within the eye) choroidal melanoma. There is a high unmet need in these patients, as current therapy consists primarily of external radiotherapy, which is typically given daily for four weeks, which comes with a very high treatment burden and with ocular morbidity. As such, an easier-to-apply treatment that preserves vision is needed. These patients are treated by the same ocular oncologists that treat choroidal melanoma. We have an open IND in the United States and have received Fast Track Designation from the FDA’s Division of Oncology in metastases to the choroid. We have initiated a Phase 2 clinical trial in metastases to the choroid and have sites activated with patients in prescreening. We expect initial data from this trial in 2025.

The Phase 2 trial is expected to enroll approximately 12-24 patients with unilateral/unifocal metastasis to the choroid, arising from breast or lung primary tumors. The goal of the study is to evaluate safety and early efficacy, including tumor shrinkage and visual acuity, to establish the dose and the dosing regimen for future development.

DLT: dose-limiting toxicity

Figure 11. Metastases to the choroid Phase 2 Trial Design

Cancers of the Ocular Surface

We are also evaluating the development of bel-sar in cancers of the ocular surface. Ocular surface tumors are tumors that start in the conjunctiva and are treated by the same ocular oncologists that treat choroidal melanoma and metastases to the choroid. These tumors are diagnosed early, when they are not yet metastatic, not unlike choroidal melanoma. However, they remain life-threatening – despite early diagnosis and therapeutic options including disfiguring surgeries, 5-year mortality for conjunctival melanoma remains approximately 25%. Ocular surface tumors are known to be immunologically ‘hot’, that is, susceptible to control through normal immune mechanisms and immune-modulating therapies. This could allow us to benefit from the immune activation that is part of our mechanism of action, as we have demonstrated with bladder tumors (see below).

There are currently no drugs approved for cancers of the ocular surface, and patients are treated with surgery, off-label chemotherapy, and radiation. The readily accessible location of these tumors, on the surface of the eye, would be expected to facilitate local treatment with bel-sar in clinic. We continue to advance our preclinical work designed to be IND-enabling in cancers of the ocular surface.

Urologic Oncology

We are actively leveraging our precision oncology platform to advance the development of bel-sar in urologic oncology, with ongoing clinical development. We believe bel-sar has the potential, if approved, to serve as an immune-based, function-preserving and organ-sparing treatment approach, offering a novel therapeutic option for patients.

Bladder Cancer Overview

Bladder cancer is the most common malignancy of the urinary system and remains a significant global health concern, with over 600,000 new cases diagnosed annually, making it the ninth most diagnosed cancer worldwide. In the United States, it ranks as the eighth leading cause of cancer-related deaths in men. The disease primarily affects men and individuals over the age of 65. The primary risk factor is smoking, responsible for approximately half of all cases, followed by occupational exposure to certain chemicals, chronic infections, and genetic predispositions. Most patients are diagnosed at a localized stage; within this group, about 75% have NMIBC, while 25% present with muscle-invasive bladder cancer, or MIBC. Early detection and reducing exposure to known carcinogens, particularly tobacco, are crucial for prevention and improved outcomes.

Current Treatment Options for Bladder Cancer

Although several adjuvant intravesical therapies are utilized for patients with NMIBC, there are currently no FDA-approved treatment options specifically indicated for low-grade, intermediate-risk NMIBC. In high-risk NMIBC, various intravesical therapies, including BCG, are approved and commonly used as adjuvant treatments following surgical resection. However, their efficacy is limited by several factors, including BCG shortages and treatment-related adverse events that often lead to early discontinuation, ultimately leaving patients at a substantial risk of recurrence, disease progression, and long-term bladder function impairment.

aEach figure represents 1000 persons.

1. Holzbeierlein JM et al. J Urol. 2024;212(1):3–10. 2. Holzbeierlein JM et al. J Urol. 2024 Apr;211(4):533-538. 3. Internal Aura epidemiology of market size; data on file. 4. Shalata AT, et al. Cancers (Basel). 2022;14(20):5019. 5. van Rhijn BWG, et al. Eur Urol. 2009;56(3):430–42.

BCG, Bacillus Calmette-Guérin; CIS, carcinoma in situ; IR, intermediate risk; NMIBC, non-muscle-invasive bladder cancer; TURBT, transurethral resection of bladder tumor.

Figure 12. Distribution of Risk Categories and Associated Treatments of NMIBC

For MIBC, the current standard of care consists of neoadjuvant systemic therapy followed by radical cystectomy or adjuvant systemic treatment post-cystectomy. Despite available therapies, there remains a significant unmet medical need in both NMIBC and MIBC for safe and effective function- and organ-sparing treatment options.

Bel-sar in Bladder Cancer

Our nonclinical in vivo data support bel-sar’s dual mechanism of action, demonstrating its potential to induce cytotoxicity and promote long-term antitumor immunity, which may help reduce the risk of recurrence and progression. Additionally, we have shown in preclinical studies that bel-sar exhibits strong synergy with checkpoint inhibitors, which are approved for a subset of patients with NMIBC, further enhancing its therapeutic potential. Given the well-documented sensitivity of bladder cancer to immune activation, we believe this immune response can play a critical role in improving treatment outcomes. We have announced positive data from our Phase 1 clinical trial of bel-sar in patients with NMIBC and have initiated a Phase 1b/2 trial in patients with NMIBC with enrollment expected to begin in the second quarter of 2025. We anticipate initial data from this Phase 1b/2 trial in 2025. We received Fast Track Designation from the FDA for bel-sar for the treatment of NMIBC in June 2022.

We believe the immune response induced by bel-sar could play an even greater role in improving outcomes, given the well-documented immune sensitivity of bladder cancer. The immune sensitivity is further supported by the effectiveness of immune-modulating therapies such as BCG. In nonclinical studies, bel-sar effectively targeted bladder cancer cells in both in vitro and in vivo tumor models. Light activation of bel-sar resulted in selective cytotoxicity, eliminating bladder tumor cells while sparing normal surrounding tissue. This targeted cell killing triggered a pro-immunogenic antitumor response, leading to complete and durable tumor regressions in mouse xenograft models and preventing tumor re-implantation. These preclinical findings highlight bel-sar’s potential to generate lasting antitumor immunity and prevent tumor recurrence. Additionally, nonclinical data indicate that bel-sar exhibits strong synergy with checkpoint inhibitors, including those with mechanisms of action similar to already approved and emerging immunotherapies for bladder cancer patients.

Figure 13. Overview of Bel-sar’s Dual Mechanism of Action with Acute Tumor Cell Necrosis and Secondary Antitumor Immunity.

Clinical Development in Bladder Cancer

Phase 1 Window of Opportunity Study: The Phase 1 multi-center, open-label clinical trial was designed to evaluate the safety and feasibility of bel-sar as a monotherapy. The study treatment was administered seven to 12 days before the scheduled TURBT, the standard of care procedure. The participants were followed for safety monitoring over a 56-day period. The trial also evaluated bel-sar’s biological activity with histopathological evaluation of tissue samples collected at the time of TURBT (regardless of tumor response) with evaluation of focal necrosis and immune changes in the tumor microenvironment as secondary endpoints. The study design is presented in Figure 14 below.

Figure 14. Phase 1 Window of Opportunity Trial to Establish Safety and Tumor Response by Histopathology after Focal Administration.

In October 2024, we announced positive early data from our ongoing Phase 1 clinical trial of bel-sar in patients with NMIBC. Subsequent data was presented in March 2025.

In Part 1 of the study (n=5), patients received a single dose of bel-sar without light activation to evaluate its safety profile. Part 2 of the study (n=11) was designed to evaluate three different cohorts of patients with a confirmed tumor at time of treatment, who received either 100ug or 200ug of bel-sar as a single dose.

Ten of the patients enrolled in part 2 of the study were evaluable for biological activity. Among these ten patients, five had intermediate-risk NMIBC and five had high-risk NMIBC. Eight of these ten patients had a history of recurrent bladder cancer and had undergone multiple TURBTs and adjuvant treatments such as BCG, mitomycin, gemcitabine, cetrelimab and tamoxifen prior to trial enrollment.

Bel-sar was well-tolerated, with less than 10% of patients reporting Grade 1 drug-related adverse events and no reports of Grade 2 or higher drug-related adverse events. No serious adverse events were reported, and no significant differences between the light-activated and non-light activated cohorts were observed.

In Part 2, the ten patients who received bel-sar with light activation showed clinical activity detectable as soon as seven days after a single low dose of bel-sar with light activation. This was demonstrated by histopathological evidence of clinical complete response, necrosis, immune activation, or visual tumor shrinkage observed on cystoscopy. In contrast, no clinical activity was seen in the five patients receiving bel-sar with no light activation. For this analysis, a “clinical complete response” was defined as the absence of tumor cells on histopathologic evaluation, with results as follows:

•
Intermediate-risk NMIBC: Four out of five patients exhibited a clinical complete response, with no tumor cells detected in histopathological evaluation post-treatment in the target and several non-target bladder tumors and necrosis was observed in three out of five patients. In addition, visual tumor shrinkage was observed in several non-target tumors on cystoscopy.
•
High-risk NMIBC: One of the patients with high-risk disease (based on BCG failure) had a clinical complete response in the target lesion and in one of three non-target lesions. Visual tumor shrinkage was observed in three of five patients on cystoscopy, while tumor cells were still present on histopathological evaluation.

Additionally, immune activation was noted in all ten patients in both target and non-target bladder tumors. Furthermore, 4 out of 7 patients with multiple tumors (57%) demonstrated a clinical complete response in at least one non-target lesion with infiltration of effector CD8+ and CD4+ T-cells. This data provides evidence of a bladder urothelial field effect with a single low-dose of bel-sar with light activation, potentially indicating a broader immune response and immune surveillance in the bladder beyond the target tumor in these patients.

To evaluate the local immune response after the treatment with bel-sar in the tumor microenvironment, or TME, multiplex immunofluorescence staining for key immune cell types was performed on tumor biopsies. Initial post-treatment results from three patients showed significant infiltration per unit area of cytotoxic effector cells demonstrating early activation of both innate and adaptive immunity (Natural Killer cells, CD4+ and CD8+ T cells). In addition, de novo formation of mature tertiary lymphoid structures, or TLS, post-treatment was observed in two of these three participants. Early TLS were also observed in distant, non-target lesions, suggestive of an immune mediated urothelial field effect. These early observations showing induction of effector immunity and the development of local active immunosurveillance, highlight key features of bel-sar’s dual mechanism of action and the potential to translate into durable treatment responses.

Phase 1b/2 Trial: We are advancing the development of bel-sar in bladder cancer, with an initial focus on intermediate risk and high risk NMIBC patients through a Phase 1b/2 trial. This study is designed to evaluate additional doses and treatment regimens, allowing for the assessment of clinical response at three months and durability of response at up to 12 months. We have initiated this Phase 1b/2 trial in patients with NMIBC with enrollment expected to begin in the second quarter of 2025. We expect initial data from this trial in 2025. Additionally, we are planning further regulatory discussions focused on defining a registrational strategy to guide clinical development. The Phase 1b/2 study design is illustrated in Figure 15 below.

In parallel
Optional high dose
Cohort 4d (N=6)
200 µg IT
(per lesion, per treatment)
600 µg max. total bladder dose
2-cycle immune-ablative
Intermediate Risk
Cohort 4e (N=5)
400 µg IT
(per lesion, per treatment)
1200 µg max. total bladder dose
2-cycle immune-ablative
Intermediate Risk
Cohort 4g (N=5)
400 µg IT
(per lesion, per treatment)
1200 µg max. total bladder dose
2-cycle neoadjuvant
Intermediate Risk
Cohort 4f (N=5 [+5])
400 µg IT
(per lesion, per treatment)
1200 µg max. total bladder dose
2-cycle neoadjuvant
High Risk
Cohort 4h (N=6)
800 µg IT
(per lesion, per treatment)
2400 µg max. total bladder dose
2-cycle immune-ablative
Intermediate Risk
Cohort 4i (N=6)
800 µg IT
(per lesion, per treatment)
2400 µg max. total bladder dose
2-cycle neoadjuvant
High Risk

Figure 15. Phase 1b/2 Trial in Intermediate and High Risk NMIBC Patients.

Our goal is to establish bel-sar, if approved, as an immune-based frontline treatment, either as an immune-ablative approach that eliminates the need for TURBT or as a neo-adjuvant multimodal therapy prior to TURBT in NMIBC patients. We also plan to evaluate bel-sar’s efficacy in patients with MIBC.

Other mHSPG-Expressing Tumors

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

We compete in the segments of the pharmaceutical, biotechnology, and companies focusing on developing oncology therapies . These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes. Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future from segments of the pharmaceutical, biotechnology and other related markets that pursue oncology therapeutics. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products.

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

Ocular Oncology

Currently we are not aware of any other company that has a drug in clinical development for early intervention in small choroidal melanoma or indeterminate lesions, or for the treatment of metastases to the choroid, which are our first two planned ocular oncology indications. The SoC as a first line treatment for patients is radiotherapy – plaque brachytherapy for melanoma, and external beam radiotherapy for metastases. Verteporfin (Visudyne) is currently used off label in some cases of very small choroidal metastases, but is generally not utilized for melanomas. Transpupillary thermotherapy is generally used as an adjunct to previous radiotherapy for melanoma, but in most cases is no longer used as a standalone treatment modality. Proton beam radiotherapy is sometimes used for choroidal melanoma and metastases to the choroid, and can be associated with similar vision loss as other radiotherapy techniques. It is possible that there may be other companies with compounds in preclinical development but we are not aware of any data that has been published or presented at any conference. Given our stage of development, we believe we are the furthest along in development. Our focus in ocular oncology is the early treatment of the primary cancer in the eye before it metastasizes. Immunocore Holdings PLC, or Immunocore, received FDA approval for KIMMTRAK® (tebentafusp-tebn) injection for metastatic uveal melanoma. Immunocore’s drug is indicated for the treatment of HLA-A*02:01-positive adult patients with unresectable or metastatic uveal melanoma and has not been developed to treat early-stage disease in the eye. Ideaya Biosciences is in Phase 2 clinical development to treat metastatic uveal melanoma. In addition, they have an ongoing Phase 2 study with neoadjuvant treatment in patients with large melanomas that are selected to receive enucleation, or neoadjuvant treatment in patients with medium-to-large tumors that are scheduled to receive radiotherapy, with the goal of either preventing enucleation or reducing the dose of radiotherapy. Neither of those drugs and the patient population they target overlap with our development plan and path to approval.

Urologic Oncology

There are multiple companies that have drugs in clinical development for the treatment of NMIBC and MIBC. Pembrolizumab has been approved for the treatment of BCG-unresponsive NMIBC with carcinoma in situ, or CIS, (with or without papillary tumors) for patients who are unfit or unwilling to undergo radical cystectomy. Ferring Pharmaceuticals has obtained FDA approval for ADSTILADRIN for the treatment of adult patients with high-risk BCG-unresponsive NMIBC with CIS, with or without papillary tumors. ImmunityBio, Inc. has an approved drug, Anktiva, in combination with BCG in patients with BCG-unresponsive NMIBC. CG Oncology’s cretostimogene grenadenorepvec, or CG0070, has presented data in a global Phase 3 clinical trial as a monotherapy for the treatment of BCG-unresponsive NMIBC and has received breakthrough therapy designation and Fast Track Designation. The same drug is being studied as monotherapy for intermediate risk NMIBC, in combination with KEYTRUDA for BCG-unresponsive NMIBC, and in combination with Nivolumab in MIBC.TAR-200 (from Johnson & Johnson Innovative Medicine) has also received breakthrough therapy designation for BCG-unresponsive NMIBC and is being studied in multiple trials in NMIBC and MIBC. A New Drug Application was initiated for TAR-200 for patients with BCG-unresponsive high-risk NMIBC in 2025. UroGen Pharma Ltd., or UroGen, has a drug, Jelmyto, which is a gel reformulation of mitomycin that is currently approved to treat low grade upper tract urothelial cancer. UroGen has also announced that another drug, UGN-102, has met its primary endpoint in a Phase 3 study for NMIBC, and has submitted a BLA with a Prescription Drug User Fee Act, or PDUFA, date of June 13, 2025 for this drug. In addition, there are several additional immune checkpoint inhibitors, or ICIs, in development as a monotherapy and there are several combination trials with ICIs in an effort to improve efficacy and durability of response. In addition, there are several early-stage treatments in clinical development such as Protara Therapeutics, Inc.’s TARA-002 and Asieris Pharmaceuticals’ APL-1202. While there are multiple drugs in development, we believe our competitive advantage as an early intervention approach may help reduce the risk of recurrence and metastasis. In addition, the utilization of bel-sar may be synergistic with other approved therapies like checkpoint inhibitors.

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

In consideration of the rights granted under the NIH License Agreement, we paid NIH a one-time upfront payment of $0.1 million. We are required to make low single-digit percentage royalty payments based on specified levels of annual net sales of licensed products subject to certain specified reductions. We are required to make development and regulatory milestone payments up to $0.7 million in the aggregate and sales milestone payments up to $0.6 million in the aggregate. We are also required to pay NIH a mid-single to low teen-digit percentage of any sublicensing revenue we receive. Additionally, our payment obligations to NIH are subject to an annual minimum royalty payment of low five figures. We recognized milestones related to this agreement and related amendments of $0.03 million and $0.2 million for the years ended December 31, 2024 and 2023. In addition to milestones under the agreement, we reimburse NIH for any patent prosecution costs incurred.

The NIH License Agreement will terminate upon the last expiration of the patent rights, or we may terminate the entirety of the agreement upon written notice thereof to NIH. The expiry of the last to expire patent licensed under the agreement is September 2034.

Rakuten License and Supply Agreement

In May 2024, we received notice from LI-COR, Inc., or LI-COR, that as of April 16, 2024, LI-COR assigned, and Rakuten Medical, Inc., or Rakuten, assumed, the 2014 Exclusive Agreement and the 2014 Non-Exclusive Agreement (each described below), each originally entered into by and between us and LI-COR. The 2014 Exclusive Agreement and 2014 Non-Exclusive Agreement were not otherwise modified by this assignment and assumption and remain in effect.

In January 2014, we entered into an Exclusive License and Supply Agreement, or the 2014 Exclusive Agreement, with LI-COR for the license of IRDye 700DX and a related licensed patent (now expired) for the treatment and diagnosis of ocular cancers, ocular pre-cancer and indeterminate lesions in humans, as amended in January 2016, July 2017, April 2018 and April 2019. The 2014 Exclusive Agreement required a one-time upfront license issue fee of $0.1 million and requires aggregate milestone payments of up to $0.2 million upon certain regulatory and development milestones. We are also required to pay Rakuten low-single digit royalties on net sales.

The term of the 2014 Exclusive Agreement expires on a country-by-country basis, until the longer of (i) ten years from the first commercial sale of a licensed product in such country and (ii) the last to expire valid claim in such country.

Clearside License Agreement

In July 2019, we entered into a license agreement, as amended, or the Clearside License Agreement, with Clearside Biomedical, Inc., or Clearside, for the license of Clearside’s SC microinjector technology. Upon execution of the Clearside License Agreement, we paid Clearside a one-time upfront payment of $0.1 million. Under the Clearside License Agreement, we are required to pay milestones up to $21.0 million in the aggregate to Clearside upon the achievement of specified regulatory and development milestones, and upon the achievement of certain commercial sales milestones. We are also required to pay low to mid-single digit royalties on net sales. If we sublicense a product for which royalties are payable, then we are required to pay the greater of 20% received or low single digit royalties on net sales.

The Clearside License Agreement expires on a country-by-country basis upon the later of the last to expire patent or ten years from the date of the first commercial sale of a product. The expiry of the last to expire patent licensed under the agreement is August 2034.

We recognized $0 million and $1.0 million in expense related to this agreement and related amendments for the years ended December 31, 2024 and 2023.

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

Our patent portfolio includes a combination of issued patents and pending patent applications that are owned by us, co-owned by us or licensed by us from third parties. As of March 24, 2025, we have an exclusive license (with regard to ocular cancers) and a non-exclusive license (with regard to solid tumors in humans for a specific indication) from Rakuten under one United States patent, which expired December 19, 2023; an exclusive license from NIH under four issued United States patents and three issued foreign patents; an exclusive license from INSERM-TRANSFERT, or Inserm, under three issued United States patents, and six granted foreign patents; and exclusive rights under a Cooperative Research and Development Agreement, or CRADA, with the United States Department of Health and Human Services, or DHHS, as represented by the National Cancer Institute, and Institute, Center, or Division of the NIH, under five issued United States patents, two pending non-provisional United States patent applications, twelve foreign patents, and eleven pending foreign patent applications.

In addition, as of March 24, 2025, we solely own four issued United States patents, one pending non-provisional United States patent application, four pending provisional United States patent applications, two granted foreign patents, and five pending foreign patent applications. We intend to pursue, when possible, additional patent protection, including composition of matter, method of use and process claims related to bel-sar.

Patent Families

We license one patent family from Rakuten and one patent family from the NIH, co-own and license one patent family from Inserm, co-own two patent families with DHHS/NIH and have exclusive rights under a CRADA, and solely own three patent families, all of which are generally directed to the bel-sar product and related methods of use and production.

The first family, licensed from Rakuten, includes one United States patent, which expired December 19, 2023. This patent includes claims directed to (1) fluorescent phthalocyanine dyes and (2) processes for making the dyes (e.g., the IRDye 700DX® dye molecules used in bel-sar).

The second family, licensed from NIH, includes four issued United States patents, one issued European patent, and one issued patent in each of Australia and Canada. Patents in this family include claims directed to (1) methods for inhibiting the proliferation of and/or killing of cancer cells using a therapeutic agent formulated with a papilloma VLP, (2) methods that include administering to a patient (e.g., a patient having a melanoma) a papilloma VLP having a fluorescent dye and exposing the dye to an excitation wavelength of light, and (3) methods for detecting cancer cells using a papilloma VLP having a detectable label. The patents in this patent family have a standard expiration date of May 1, 2028, subject to potential extensions.

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

The fifth patent family, which we co-own with DHHS/NIH and have exclusive rights under a CRADA, includes five issued United States patents, two issued patents in each of Europe, Australia, and Japan, an issued patent in each of Brazil, Canada, Hong Kong, Republic of Korea and Mexico, one pending patent applications in the United States, and one pending patent application in each of Australia, China and Europe. Patents in this family include claims directed to (1) tumor-targeting papilloma VLPs containing near infrared phthalocyanine dye molecules that become toxic or produce a toxic molecule upon light activation, (2) methods that include delivering the papilloma VLPs to an ocular tumor, and/or (3) methods of producing tumor-targeting bioconjugates that include the papilloma VLPs and near infrared phthalocyanine dye molecules. The patents in this patent family have a standard expiration date of September 18, 2034, subject to potential extensions.

The sixth patent family, which we co-own with DHHS/NIH and have exclusive rights under a CRADA, includes a granted patent in Israel, a pending patent application in each of the United States, Australia, Brazil, Canada, China, Europe, and Israel, and two pending patent applications in Japan. Patent applications in this family include claims to a combination therapy that uses (1) tumor-targeting papillomavirus nanoparticles containing photosensitive molecules and (2) a checkpoint inhibitor. Patents issuing from this family would have a standard expiration date of April 11, 2038, subject to potential extensions.

The seventh patent family, which we own, includes a granted patent in each of Europe and China, and a pending patent application in each of the United States, Australia, Canada, Japan and Republic of Korea with claims directed to an ophthalmic composition that includes a near-isotonic solution of VLP drug conjugates in suspension. Patents issuing from national stage applications based on this international application would have a standard expiration date of March 25, 2040, subject to potential extensions.

The eighth patent family, which we own, includes four pending provisional United States patent applications with claims directed to methods for treating a target tumor while simultaneously inducing a therapeutic field effect. Patents issuing from this family would have a standard expiration date of October 16, 2045, subject to potential extensions.

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

In the United States, where we have initially focused our product development, the FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act, or PHSA, and their implementing regulations. Biologics are also subject to other federal, state and local statutes and regulations. Our product candidate, bel-sar, has not been approved by the FDA for marketing in the United States.

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

The FDA reviews all submitted BLAs before it accepts them for filing, and may request additional information rather than accepting the BLA for filing. The FDA must make a decision on accepting a BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure and potent and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. Under the goals and polices agreed to by the FDA under the PDUFA, the FDA targets ten months from the filing date in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA filed for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority BLAs, and the review process is often extended by FDA requests for additional information or clarification.

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

Accelerated approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Sponsors are also required to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the sponsor fails to conduct such studies in a timely manner and send the necessary updates to the FDA, or if a confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, unless otherwise informed by the FDA, the FDA currently requires, as a condition for accelerated approval, that all advertising and promotional materials that are intended for dissemination or publication within 120 days following marketing approval be submitted to the agency for review during the pre-approval review period, and that after 120 days following marketing approval, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

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

From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed.

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

A combination product with a biologic primary mode of action generally would be reviewed and approved pursuant to FDA’s biologic approval processes. In reviewing the BLA application for such a product, however, FDA reviewers in the biologics center could consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. In addition, under FDA’s regulations, combination products are subject to applicable cGMP requirements for drugs, biologics and devices, including the Quality System regulations applicable to medical devices.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which remain in effect through 2031. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting on January 1, 2025; however, legislation has been introduced (but not passed) in the U.S. Congress that would, if enacted, reverse these payment reductions. In addition to provider payment cuts under Medicare, the American Rescue Plan Act of 2021 also eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws and regulations may result in additional restrictions in Medicare and other healthcare funding available for healthcare providers and may otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

Regulation in the EU

Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. In April 2014, the EU adopted a Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The Clinical Trials Regulation is directly applicable in all EU Member States (and so does not require national implementing legislation in each Member State), and aims at simplifying and streamlining the approval of clinical studies in the EU. For example, a single application is now made through the Clinical Trials Information System, or CTIS, for clinical trial authorization in up to 30 European Economic Area (i.e. the EU Member States plus Iceland, Liechtenstein and Norway), or EEA, countries at the same time and with a single set of documentation.

The assessment of applications for clinical trials is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States Concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State Concerned. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the Member States Concerned, however overall related timelines are defined by the Clinical Trials Regulation. The Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.

We have an SME status with the EMA as a small and medium-sized enterprise. This enables us to continue to have access to administrative, regulatory and financial support, including fee reductions for scientific advice and regulatory procedures.

Drug Review and Approval

In the EU, medicinal products can only be commercialized after obtaining a marketing authorization, or MA. There are two types of MAs.

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

As part of its marketing authorization process, the European Commission may grant MAs for certain categories of medicinal products on the basis of less complete data than is normally required, where the benefit of immediate availability of the medicine outweighs the risk inherent in the fact that additional data are still required or in the interests of public health. In such cases, it is possible for the CHMP to recommend the granting of an MA, subject to certain specific obligations to be reviewed annually, which is referred to as a conditional MA. This may apply to medicinal products for human use that fall under the jurisdiction of the EMA, including those that are aimed at the treatment, the prevention, or the medical diagnosis of seriously debilitating or life-threatening diseases.

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

Data and Marketing Exclusivity

In the EU, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon the grant of an MA and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA, for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MA application can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar product can be placed on the EU market until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained an MA based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following the grant of an MA for the orphan product. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. During the period of market exclusivity, an MA may only be granted to a “similar medicinal product” for the same therapeutic indication as an authorized orphan product if: (i) a second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the MA holder for the authorized product consents to a second medicinal product application; or (iii) the MA holder for the authorized product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Orphan designation must be requested before submitting an application for an MA. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

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

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each EU Member State and can differ from one country to another.

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

For a medical device to obtain a CE mark under the Medical Devices Regulation, the device must meet the relevant general safety and performance requirements laid down in Annex I of the Medical Devices Regulation. The most fundamental requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. To demonstrate compliance with the general safety and performance requirements laid down in Annex I to the Medical Devices Regulation, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Conformity assessment procedures require an assessment of available clinical evidence, literature data for the product, and post-market experience in respect of similar products already marketed. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU Member States to assess the conformity of devices before being placed on the market. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.

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

All of the aforementioned EU rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission's legislative proposals are approved (with or without amendment), they will be adopted into EU law.

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

The EU provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many EU Member States have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many EU Member States. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States and parallel trade (arbitrage between low-priced and high-priced Member States) can further reduce prices. Special pricing and reimbursement rules may apply to orphan medicinal products. Inclusion of orphan medicinal products in reimbursement systems tend to focus on the medical usefulness, need, quality and economic benefits to patients and the healthcare system as for any medicinal product. Acceptance of any medicinal product for reimbursement may come with cost, use and often volume restrictions, which again can vary by country. In addition, results-based rules of reimbursement may apply.

European Data Collection

The collection, use, or other processing of personal data, including clinical trial data, regarding individuals in the EEA is governed by the EU General Data Protection Regulation, or GDPR, and similar processing of personal data regarding individuals in the UK, is governed by the UK General Data Protection Regulation, or UK GDPR, and the UK Data Protection Act 2018. In this document, “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR applies to any company established in the EEA/UK and to companies established outside the EEA/UK that process personal data in connection with the offering of goods or services to, or the monitoring of the behavior of data subjects in the EEA/UK. The GDPR enhances data protection obligations for companies processing personal data, including stringent requirements relating to ensuring an appropriate legal basis applies to the processing of personal data, expanded disclosures about how personal data is used, requirements to conduct data protection impact assessments for “high risk” processing, limitations on retention of personal data, special provisions for “sensitive information” including health and genetic information of data subjects, mandatory data breach notification and “privacy by design” requirements and direct obligations on service providers acting as processors. The GDPR also imposes strict rules and restrictions on the transfer of personal data outside of the EEA/UK to countries that do not ensure an adequate level of protection, like the United States in certain circumstances. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States/UK may result in fines up to 20 million euros (£17.5 million under the UK GDPR) or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from infringement of the GDPR. Following the UK’s decision to leave the EU on January 31, 2020, the UK’s data protection regime is independent from but aligned to the EU’s data protection regime. However, the UK government is planning to reform its data protection law with the Data (Use and Access) Bill, which it introduced to Parliament in October 2024. These potential future changes to UK data protection laws may alter the similarities between the UK and EEA data protection regime.

Regulation in the UK

Brexit and the Regulatory Framework in the UK

The UK formally left the EU on January 31, 2020.

As a result of the Northern Ireland Protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. The Windsor Framework was approved by the EU-UL Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA is now responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the EU centralized procedure. A single UK-wide MA will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require all medicines placed on the UK market to be labeled “UK only”, indicating they are not for sale in the EU. However, although a separate authorization is now required to market medicinal products in the UK, under an international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a MA from the EMA (and certain other regulators) when considering an application for a UK marketing authorization.

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

Human Capital

As of February 28, 2025, we had 106 full-time employees and three part-time employees, of which 30 have M.D. (or its equivalent), Ph.D. or J.D. degrees. Within our workforce, 87 employees are engaged in research and development and 22 are engaged in business development, finance, legal and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully read and consider all of the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations and future prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

Risks Related to Our Financial Position, and Additional Capital Needs

We have incurred significant net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Our net losses were $86.9 million and $76.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $374.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly as we continue clinical development for bel-sar and continue to discover and develop additional product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We incur costs, and will incur additional costs, associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. To date, we have not generated any revenue from any product sales. Our ability to become profitable depends upon our ability to generate revenue. We have no products approved for commercial sale and, therefore, have never generated any revenue from product sales, and we do not expect to in the foreseeable future. Further, we do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:

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

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted IND, Premarket Approval, or PMA, or biologics license application, or BLA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Because the activity of bel-sar in ocular melanoma requires a drug delivery device and activation by a laser, the regulatory complexity of the product candidate is greater than for products that do not utilize a device, which creates uncertainties in the requirements for regulatory approval. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA, the EMA, or other regulatory agencies to market bel-sar or any future product candidate. Carrying out later-stage clinical trials is a complicated process. Our operations to date have been limited to financing and staffing our company, developing our technology and conducting preclinical research and Phase 1 and Phase 2 clinical trials for our product candidates, primarily related to our bel-sar program in small choroidal melanoma and indeterminate lesions. Although we have an ongoing global Phase 3 trial in small choroidal melanomas and indeterminate lesions, we have not yet demonstrated an ability to successfully complete pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In order to complete later stage or pivotal trials, we are expanding our clinical operations, CMC and regulatory capabilities, and we may be unable to recruit and train qualified personnel or sign a contract with a global clinical research organization to conduct such trials on our behalf. Consequently, we may be unable to successfully and efficiently design, execute and complete necessary clinical trials in a way that leads to approval of bel-sar or future product candidates. We may require more time to enroll patients and incur greater costs than our competitors and may not succeed in obtaining global regulatory approvals of product candidates that we develop. Furthermore, we may conduct a pivotal trial based on an adaptive design, which could increase the time spent on or costs associated with this trial. We have transferred our manufacturing process to our intended external CDMO commercial manufacturer, but transfers to additional CDMOs may occur in the future. Further, some modifications to our manufacturing process may be needed to ensure manufacturability and ability to scale-up the process to commercial batch sizes and to meet worldwide regulatory standards for commercial manufacture. We intend to perform an analytical comparability assessment between the current clinical process and the intended commercial process, however, if this analytical process comparability assessment is unsuccessful, clinical comparability or other studies may be required, which may result in delayed regulatory approval. We do not anticipate a change in formulation. However, failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical-stage biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, may be altered along the way in an effort to optimize processes and results. Such changes to a product candidate carry the risk that they will not achieve the intended objectives of optimizing the performance of the candidate. Any such changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay or prevent completion of clinical trials, require conducting bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay or prevent approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

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
▪
revisions to the labeling, including limitation on approved uses or the inclusion of additional warnings, contraindications or other safety information, including boxed warnings;
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

The FDA’s agreement to a Special Protocol Assessment, or SPA, with respect to the study design of our global Phase 3 trial of bel-sar for the treatment of early-stage choroidal melanoma does not guarantee any particular outcome from regulatory review, including ultimate approval, and may not lead to a successful review or approval process.

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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. While we are not aware of anyone currently developing a treatment for early-stage choroidal melanoma, in the future our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results than us. There are multiple companies that have drugs in clinical development for the treatment of NMIBC, such as Johnson & Johnson, UroGen Pharma Ltd., CG Oncology, Inc., ImmunityBio, Inc. and Ferring Pharmaceuticals. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our potential competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly as they develop novel approaches to treating disease indications that our product candidates are also focused on treating. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to in-license novel therapeutics that could make the product candidates that we develop obsolete. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaboration partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products, which may reduce or eliminate our commercial opportunity. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

Even if we obtain regulatory approval of our product candidates, the availability and price of our potential future competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see the section of our Annual Report on Form 10-K for the year ended December 31, 2024 titled “Business—Competition.”

Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize any products that we may develop also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. For more information, see the section of our Annual Report on Form 10-K for the year ended December 31, 2024 titled “Business—Government Regulation—Coverage and Reimbursement.”

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. For more information, see the section of our Annual Report on Form 10-K for the year ended December 31, 2024 titled “Business—Government Regulation—Health Care Laws and Regulations.”

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

The United States and many foreign jurisdictions have enacted and/or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay regulatory approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell a product for which we obtain regulatory approval. Changes in laws, regulations, statutes or the interpretation of existing laws and regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information, see the section of our Annual Report on Form 10-K for the year ended December 31, 2024 titled “Business—Government Regulation—Health Care Reform & Legislative Updates.”

In the United States, there have been, and continue to be, a significant number of legislative initiatives to contain healthcare costs. The United States has also sought to implement legislation at the state level, and individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

In addition, changes in, or different interpretations of, patent laws in the United States and other countries may permit others to use our discoveries or to develop and commercialize our technology without providing any compensation to us and may limit the scope of patent protection that we are able to obtain. The laws of some countries do not protect intellectual property rights to the same extent as the U.S. laws, and those countries may lack adequate rules and procedures for defending our intellectual property rights.

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

Filing, prosecuting and defending patents on bel-sar or a future product candidate in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions.

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

Inadequate funding, substantial changes in leadership, personnel, policies or priorities of, or other disruptions at federal governmental agencies, including from government shut downs, layoffs of federal agency employees or other disruptions to these agencies’ operations, funding or staffing, could hinder their ability to hire and retain key leadership and other personnel, prevent, delay, or hinder the research, development or commercialization of new products and services or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on September 30, 2025.

Disruptions in staffing, funding or operations at the FDA, SEC, NIH, USPTO and other government agencies, including a potential or actual government shutdown or any changes and/or additional policies or regulations relating to federal agencies as a result of the new U.S. presidential administration, may also prevent, delay or hinder the research, development or commercialization of new products, including review and/or approval of new products by necessary government agencies, any of which would adversely affect our business. For example, over the last several years, the U.S. government has shut down at times and certain federal agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, including as a result of reaching the debt ceiling, it could significantly impact the ability of federal agencies to perform normal business functions on which the operation of our business may rely, including the FDA’s ability to timely review and process our regulatory submissions, any of which could have a material adverse effect on our business. Further, future government shutdowns or other disruption of the operations of federal agencies could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

The rules dealing with the U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made and changes are likely to continue to occur in the future. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the United States will be capitalized and amortized, which may have an adverse effect on our cash flow.

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

In the ordinary course of our business, we may collect, store and transmit confidential information, including intellectual property, proprietary business information and personal information (including health information). We have established safeguards to do so in a secure manner in an effort to maintain the confidentiality, integrity and availability of such information. We also have outsourced certain of our operations to third parties, and as a result, we manage a number of third parties who have access to our information. Despite the implementation of security measures, our internal computer systems and infrastructure, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access and misuse, cyberattacks by sophisticated nation-state and nation-state supported actors or by malicious third parties (including the deployment of harmful malware (such as malicious code, viruses and worms), natural disasters, global pandemics, fire, terrorism, war and telecommunication and electrical failures, fraudulent activity, as well as cybersecurity incidents or breaches from inadvertent or intentional actions (such as error or theft) by our employees, contractors, consultants, business partners, and/or other third parties, phishing attacks, ransomware, denial-of-service attacks, social engineering schemes (including phishing attacks) and other means that affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure as well as lead to unauthorized access, disclosure, misuse or acquisition of information. We, and our service providers, have from time to time and may in the future continue to experience threats and cybersecurity incidents relating to our and our third-party vendors' information systems. Cyberattacks generally are increasing in their frequency, sophistication and intensity. The techniques used to sabotage or to obtain unauthorized access to our information technology systems or those upon whom we rely on to process our information change frequently, and we may be unable to anticipate such techniques or implement adequate preventative measures or to stop or to adequately address cybersecurity incidents or breaches in all instances. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our information technology systems, which are designed to protect against, detect and minimize cybersecurity incidents or breaches, may not be adequate to prevent or detect or adequately address service interruption, system failure or data loss.

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

Furthermore, we may not have adequate insurance coverage or otherwise to protect us from, or adequately mitigate, liabilities or damages. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

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

At the state level, the CCPA established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, providing data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The law also provides California residents with the ability to limit use of certain sensitive information, establishes restrictions on the retention of personal data, and established a new state regulatory agency, the California Privacy Protection Agency, to implement and enforce the legislation. Although there are limited exemptions for protected health information covered under HIPAA and clinical trial data, the CCPA may increase our compliance costs and potential liability.

Similar comprehensive consumer privacy laws have been passed in numerous other states and a number of other states have proposed new privacy laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition, laws in all 50 U.S. states require businesses to provide notice to individuals if certain of their personal information has been disclosed as a result of a qualifying data breach or cybersecurity incident. There are also states that are specifically regulating health information. For example, Washington state recently enacted a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal data. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

Foreign data protection laws, such as, without limitation, the EU GDPR, the EU member state implementing legislation, and the UK GDPR, may also apply to health-related and other personal data that we process, including, without limitation, personal data relating to clinical trial participants. The GDPR imposes strict obligations on the ability to process health-related and other personal data, including in relation to security (which requires the adoption of administrative, physical and technical safeguards designed to protect such information), collection, use and transfer of personal data. These obligations include, without limitation, several transparency requirements relating to communications with data subjects regarding the processing of their personal data, ensuring an appropriate legal basis or conditions applies to the processing of personal data, limitations on the retention of personal data, increased requirements pertaining to health data, notification of data processing obligations or security incidents to the competent national data protection authorities and/or data subjects, the security and confidentiality of the personal data, various rights that data subjects may exercise with respect to their personal data, and strict rules and restrictions on the international transfer of personal data.

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

Although the UK is regarded as one of the third countries under the EU GDPR, the European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EEA member states to the UK without additional safeguards. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has introduced a Data (Use and Access) Bill, or the UK Bill, into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime. In addition, EEA Member States have adopted national laws to implement the GDPR that may partially deviate from the GDPR. Further, the competent authorities in the EEA Member States interpret GDPR obligations slightly differently from country to country (particularly in relation to the processing of health data) and therefore we do not expect to operate in a uniform legal landscape in the EEA. The potential of the respective provisions and enforcement of the EU GDPR and UK GDPR further diverging in the future creates additional regulatory challenges and uncertainties for us. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.

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

Additionally in the EU, the NIS 2 Directive (NIS 2) is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organizations providing services in the EU within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organizations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization's compliance with NIS 2, requires covered organizations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until 17 October 2024 to transpose NIS 2 into national legislation, although many countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent we are subject to NIS 2, we will require additional investment of our resources in compliance programs and will potentially come under greater regulatory scrutiny. Under NIS 2 companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

Regulators and legislators in the United States are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, Executive Order 14117 of February 28, 2024, Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

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

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. In addition, our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. We also expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act, or the AI Act, the world’s first comprehensive AI law, is entered into force in Spring 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems.

Likewise, in the United States, several states, including Colorado and California, passed laws that will take effect in 2026, to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued guidance on the use of artificial intelligence in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

Based on the beneficial ownership of our common stock as of December 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 52.6% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Our gross operating losses and tax credits may also be impaired or restricted under state law. As of December 31, 2024, we had federal gross operating loss carryforwards of approximately $209.8 million, state gross operating loss carryforwards of $183.6 million, and foreign gross operating loss carryforwards of $0.7 million. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating the U.S. federal and state taxable income. As a result, the amount of the gross operating loss and tax credit carryforwards presented in our financial statements could be limited and may expire unutilized. Under current law, unused U.S. federal gross operating loss carryforwards generated in taxable years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. For taxable years beginning after December 31, 2020, however, the deductibility of such U.S. federal NOLs is limited to 80% of our taxable income in such taxable years.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2024, we have 49,998,279 shares of common stock outstanding. Significant portions of these shares are held by a small number of stockholders, including persons who were our stockholders prior to our IPO. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, certain shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered or intend to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, our directors, executive officers and certain affiliates may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

The trading price of our common stock is highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for your common stock. The market price for our common stock may be influenced by many factors, including the other risks described in the section of this Annual Report titled “Risk Factors” and the following:

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

Our business, financial condition, results of operations or prospects could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape. Changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the United States, particularly from China, Canada, and Mexico. On February 1, 2025, the United States imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions, between not only the United States and China, but also between the United States and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

In addition, the current military conflict between Russia and Ukraine and the armed conflict in Israel and the Gaza Strip could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that may be initiated by nations including the United States, the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CDMOs and other third parties with which we conduct business. A severe or prolonged economic downturn or political unrest could result in a variety of risks to our business, including but not limited to weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current political and economic climate and financial market conditions could adversely impact our business.

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

Our cybersecurity procedures are comprised of a variety of tools designed to protect our data and information technology systems, including but not limited to endpoint protection and network security measures, that are supported by our third-party service providers. We also have a process to require our employees to undergo cybersecurity awareness training. Further, we have a process to review risks to our company in connection with certain third-party providers and vendors, as appropriate.

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

Cybersecurity Governance

Our cybersecurity program is managed and directed by our Head of Information Technology, or IT, who has nearly thirty years of experience in information technology and information systems management. Our Head of IT reports to our Chief Legal Officer and Secretary. Our Cybersecurity Governance Team, which is made up of representatives from across the organization, is responsible for oversight of cybersecurity risks and addressing potential cybersecurity risks to business programs, employees, clients, vendors and partners.

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

Item 3. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of December 31, 2024, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Holders of Record

As of March 19, 2025, we had approximately 53 stockholders of record for our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical-stage biotechnology company developing precision therapies to treat solid tumors designed to preserve organ function. Our lead candidate bel-sar is in late-stage clinical development for the treatment of patients with primary choroidal melanoma and is also in clinical development for other ocular oncology indications and bladder cancer.

There is significant unmet need for novel treatments for patients with choroidal melanoma, given the limitations of the current standard of care, or SoC, and patient reluctance to undergo radiotherapy in the form of either plaque brachytherapy or proton beam therapy, both highly-invasive therapies that result in significant vision loss, and potential legal blindness in the treated eye. Enucleation, or surgical removal of the affected eye, is another treatment option for patients with choroidal melanoma, in which patients lose all vision without the possibility of vision restoration. We are evaluating the safety and efficacy of bel-sar as a potential vision-sparing therapy in our ongoing global Phase 3 CoMpass trial for the first-line treatment of adult patients with small choroidal melanoma and indeterminate lesions, or early-stage choroidal melanoma. Moreover, we intend to assess the safety and efficacy of bel-sar in treating a range of other solid tumors, beginning with metastases of the choroid and bladder cancer where bel-sar is in clinical development. We believe bel-sar, if approved, has the potential to change the current treatment paradigm for patients with ocular and urologic cancers and other solid tumors.

Bel-sar has shown clinical benefit and has been generally well-tolerated in clinical trials to date. In a Phase 2 study (ClinicalTrials.gov ID: NCT04417530) evaluating suprachoroidal administration of bel-sar for the first-line treatment of early-stage choroidal melanoma, patients were closely monitored over a twelve-month follow-up period to assess tumor control, visual acuity preservation, and tumor growth rate. A total of 22 patients were enrolled in the study. Bel-sar achieved an 80% tumor control rate (n=8/10) among Phase 3-eligible patients who received the therapeutic regimen, with complete cessation of growth following treatment among responders (post-treatment average growth rate of 0.011 mm/yr among responders compared to 0.351 mm/yr prior to study entry; p<0.0001). Visual acuity preservation was achieved in 90% of these ten patients. Importantly, 80% of these ten patients were at high risk for vision loss with tumors close to the fovea or optic disc, highlighting the potential for vision preservation with this novel class of drugs. The safety profile of bel-sar was highly favorable in all participants regardless of dose. We believe the Phase 2 results are a significant achievement considering the typically poor prognosis associated with choroidal melanoma, a rare and life-threatening ocular cancer, where there are no approved vision-preserving therapies to date. We believe bel-sar has the possibility to transform the field of ocular oncology beyond choroidal melanoma and we plan to expand clinical development in two additional indications: metastases to the choroid and cancers of the ocular surface. We have initiated a Phase 2 clinical trial in metastases to the choroid and have activated sites with patients in prescreening. We also plan to continue to advance our preclinical work designed to be IND-enabling in cancers of the ocular surface.

VDCs are a novel class of drugs with a dual mechanism of action that promote cancer cell death by both the delivery of the cytotoxic payload to generate acute necrosis and activation of a secondary immune mediated response. Bel-sar, our lead VDC candidate, consists of modified capsid proteins of the human papilloma virus, or HPV, conjugated to hundreds of light-activated molecules.

Light activation of bel-sar is designed to result in precise tumor cell killing with minimal damage to surrounding healthy tissues. In the absence of bel-sar activation or binding to the tumor cell membrane, there is no cytotoxic effect. Multiple light activations, following a single dose of bel-sar, increase antitumor activity because of the reoxygenation of the tumor and the photostability of bel-sar. Finally, acute necrosis triggers immunogenic cell death leading to the generation of an adaptive, long-term antitumor immune response. The tumor targeting specificity of

VDCs is driven by the selective binding of the VLPs to a subset of modified tumor associated glycosaminoglycans, or GAGs, that are part of the heparan sulphate chain of heparan sulfate proteoglycans or HSPGs, expressed on the tumor cell membrane. This targeting mechanism enables the delivery of multiple types of cytotoxic payloads directly to a wide range of solid tumors.

Beyond ocular cancers, bel-sar is in early-stage clinical development in bladder cancer. Bladder cancer is the ninth most common cancer worldwide and it is diagnosed early as non-muscle invasive bladder cancer, or NMIBC, with a prevalence of approximately 80,000 cases per year in the United States. Despite the early diagnosis, patients with NMIBC have a high risk of recurrence and progression with current SoC treatments. In March 2025, we announced positive data from our Phase 1 trial in NMIBC (NCT05483868).

We were incorporated as a Delaware corporation in 2009 and our headquarters are located in Boston, Massachusetts. Since our inception, we have focused our efforts on identifying and developing potential product candidates, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, conducting discovery, research and development activities and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue to date. We have funded our operations primarily through the sale of convertible preferred stock, common stock, and warrants. From inception through December 31, 2024, we have raised an aggregate of approximately $419.9 million of gross proceeds primarily from private placements of our equity and convertible preferred stock as well as through the issuance of our common stock. On November 9, 2023, we issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million, or the 2023 Follow-On Offering. We received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share, for aggregate gross proceeds of $92.5 million, or the 2022 Follow-On Offering. We received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of its common stock from time to time in “at-the-market” offerings, or the ATM, under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. During the year ended December 31, 2023, we issued a total of 261,807 shares of common stock at an average price of $12.49 for aggregate gross proceeds of $3.3 million under the ATM. On March 27, 2024, we filed a new shelf registration statement on Form S-3, or the 2024 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. We did not issue any shares of common stock during the year ended December 31, 2024 under the ATM.

We have incurred significant operating losses in every year since our inception in 2009 and have not generated any revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $86.9 million and $76.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $374.2 million. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of December 31, 2024, we had cash and cash equivalents and marketable securities of $151.1 million. We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” below.

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

Other Income (Expense)

Our other income (expense) consists of accretion, interest income and realized gains and losses on marketable securities, interest income on our invested cash balances, and gains and losses on disposals of equipment.

Income Tax Provision, Net

For the year ended December 31, 2024, we recorded a $0.1 million income tax provision related to current state income taxes. Since our inception, we have not recorded any U.S. federal or state tax benefits for our net operating loss carryforwards or research and development tax credits due to the realizability of future taxable income to utilize these tax attributes. As of December 31, 2024, we had accumulated federal, state, and foreign net operating loss carryforwards of approximately $209.8 million, $183.6 million, and $0.7 million, respectively, which may be available to offset future taxable income before applicable expiration periods. As of December 31, 2024, we had federal and state research and development credit carryforwards of $11.3 million and $2.9 million, respectively, which may be available to offset future income tax liabilities before applicable expiration periods. We have recorded a full valuation allowance against the tax benefits, as the determination of the realization of the deferred tax assets was not determined to be more likely than not.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$73,302	$65,232	$8,070
General and administrative	22,814	19,759	3,055
Total operating expenses	96,116	84,991	11,125
Loss from operations	(96,116)	(84,991)	(11,125)
Other income (expense):
Interest income, including amortization and accretion income	9,429	8,588	841
Gain on disposal of property and equipment	—	208	(208)
Other expense	(120)	(76)	(44)
Total other income	9,309	8,720	589
Loss before income taxes	(86,807)	(76,271)	(10,536)
Income tax provision, net	(112)	(137)	25
Net loss	$(86,919)	$(76,408)	$(10,511)

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Preclinical	$1,651	$805	$846
Clinical trials	22,512	17,310	5,202
Manufacturing development	15,977	12,992	2,985
Personnel/overhead expenses	33,162	34,125	(963)
Total research and development expenses	$73,302	$65,232	$8,070

Research and development expenses increased to $73.3 million for the year ended December 31, 2024, from $65.2 million for the year ended December 31, 2023, primarily due to ongoing clinical and CRO costs associated with the progression of our Phase 3 global trial, and manufacturing and development costs for bel-sar.

General and Administrative Expenses

General and administrative expenses increased to $22.8 million for the year ended December 31, 2024, from $19.8 million for the year ended December 31, 2023, primarily driven by personnel expenses, as well as increases in general corporate expenses related to the global growth of our company.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of convertible preferred stock, warrants and common stock. Through December 31, 2024, we have raised an aggregate of approximately $419.9 million of gross proceeds primarily from private placements of our equity and convertible preferred stock and warrants, as well as through the issuance of our common stock. On November 9, 2023, we issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million in the 2023 Follow-On Offering. We received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share for aggregate gross proceeds of $92.5 million in the 2022 Follow-On Offering. We received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into the Sales Agreement with the Sales Agent to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. During the year ended December 31, 2023, we issued a total of 261,807 shares of common stock at an average price of $12.49 for aggregate gross proceeds of $3.3 million under the ATM. On March 27, 2024, we filed a new shelf registration statement on Form S-3, or the 2024 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. We did not issue any shares of common stock during the year ended December 31, 2024 under the ATM.

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(79,805)	$(63,847)
Net cash provided by (used in) investing activities	68,821	(113,963)
Net cash provided by financing activities	1,595	97,290
Net decrease in cash, cash equivalents, and restricted cash	$(9,389)	$(80,520)

Operating Activities

During the year ended December 31, 2024, net cash used in operating activities was $79.8 million, primarily due to our net loss of $86.9 million and an increase in clinical and CRO prepaid expenses and other assets for bel-sar, partially offset by an increase in stock-based compensation expense.

During the year ended December 31, 2023, net cash used in operating activities was $63.8 million, primarily due to our net loss of $76.4 million, partially offset by an increase in accrued clinical and CRO expenses for bel-sar.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2024 was $68.8 million, primarily due to maturities of marketable securities, partially offset by purchases of marketable securities and property and equipment.

Net cash used in investing activities for the year ended December 31, 2023 was $114.0 million, primarily due to purchases of marketable securities and property and equipment, partially offset by proceeds from maturities of marketable securities.

Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $1.6 million from proceeds from stock option exercises and ESPP purchases.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $151.1 million. Based on our research and development plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Material Cash Requirements

The following table summarizes our contractual obligations and commitments as of December 31, 2024.

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$27,653	$3,306	6,913	7,327	10,107
Total	$27,653	$3,306	$6,913	$7,327	$10,107

(1)
Amounts in the table above reflect payments due for our lease of office and lab space in Boston, MA, that expires in August 2032.

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

Emerging Growth Company and Smaller Reporting Company Status

The JOBS Act permits that an “emerging growth company” may take advantage of the extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act. Accordingly, our consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. The JOBS Act also exempts us from having to provide an auditor attestation of internal control over financial reporting under Sarbanes-Oxley Act Section 404(b).

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2024.

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

As of December 31, 2024, our management, under the supervision of our Chief Executive Officer and Senior Vice President, Finance (Interim Principal Financial Officer and Interim Principal Accounting Officer), performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Senior Vice President, Finance (Interim Principal Financial Officer and Interim Principal Accounting Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

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

Our management, with the participation of our Chief Executive Officer and Senior Vice President, Finance (Interim Principal Financial Officer and Interim Principal Accounting Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Senior Vice President, Finance (Interim Principal Financial Officer and Interim Principal Accounting Officer) have concluded that as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Senior Vice President, Finance (Interim Principal Financial Officer and Interim Principal Accounting Officer), to allow timely decisions regarding any required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information.

(a) None.

(b) Insider Trading Arrangements.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

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

3.2

Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K (File No. 001-40971) filed on March 23, 2022).

4.1*	Description of Securities.
4.2	Fifth Amended and Restated Investors’ Rights Agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021).
10.1#

2009 Amended and Restated Stock Option and Restricted Stock Plan, and form of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-8 (File No. 333-260589) filed on October 29, 2021).

10.2#

2018 Equity Incentive Plan, and form of award agreements thereunder (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021).

10.3#

2021 Stock Option and Incentive Plan, and form of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-8, as amended (File No. 333-260589) filed on October 29, 2021).

10.4#	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021).
10.5#

Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40971) filed on August 8, 2024).

10.6#	Senior Executive Cash Bonus Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021).
10.7#

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021).

10.8#

Employment Agreement between the Registrant and Elisabet de los Pinos, dated January 1, 2015, as amended on October 13, 2017 (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 25, 2021).

10.9#*^	Employment Offer Letter between the Registrant and Amy Elazzouzi, dated August 19, 2015.

10.10#^

Employment Offer Letter between the Registrant and Conor Kilroy, dated March 12, 2024 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40971) filed on May 9, 2024).

10.11†

Exclusive Patent License Agreement with the National Institutes of Health, dated September 3, 2013 as amended (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021).

10.12†

Exclusive License and Supply Agreement with Rakuten Medical, Inc. (successor-in-interest to LI-COR, Inc.), dated January 31, 2014, as amended (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021).

10.13†

License Agreement with Clearside Biomedical, Inc., dated July 3, 2019 (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021).

10.14*%	First Amendment to License Agreement with Clearside Biomedical, Inc., dated February 23, 2022.
10.15

Lease Agreement, between the Registrant and Ice Box, LLC, dated as of May 16, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40971) filed on August 11, 2022).

10.16#

Employment Offer Letter, dated August 9, 2023, by and between Jill Hopkins and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40971) filed on November 9, 2023).

10.17#

Employment Offer Letter, dated August 10, 2023, by and between Mark Plavsic and the Registrant (incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K (File No. 001-40971) filed on March 27, 2024.

10.18#

Resignation and Consulting Agreement, dated September 25, 2024, by and between Julie Feder and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-40971) filed on November 12, 2024).

10.19#(1)

Transition and Release Agreement, dated September 25, 2024, by and between Julie Feder and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-40971) filed on November 12, 2024).

10.20#

Executive Severance Plan, and form of participation agreement thereunder (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40971) filed on November 12, 2024).

19.1*	Amended and Restated Insider Trading Policy.
21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of Ernst & Young, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Interim Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Registrant's Annual Report on Form 10-K (File No. 001-40971) filed on March 27, 2024.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

**These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

# Indicates a management contract or any compensatory plan, contract or arrangement.

† Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.

% Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type that the Registrant treats as private or confidential. A copy of the omitted portions will be furnished to the SEC upon its request.

^ Certain information in this document (indicated by asterisks) has been excluded pursuant to Regulation S-K, Item 601(a)(6).

(1) Certain schedules and exhibits have been excluded pursuant to Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

Item 16. Form 10-K Summary

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aura Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aura Biosciences, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 24, 2025

Aura Biosciences, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$31,693	$41,063
Marketable securities	119,401	185,087
Restricted cash and deposits	—	19
Prepaid expenses and other current assets	9,529	5,625
Total current assets	160,623	231,794
Restricted cash and deposits, net of current portion	768	768
Right-of-use assets - operating lease	17,379	18,854
Other long-term assets	518	509
Property and equipment, net	3,215	3,150
Total Assets	$182,503	$255,075
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,304	1,787
Short-term operating lease liability	3,149	2,687
Accrued expenses and other current liabilities	9,460	7,883
Total current liabilities	14,913	12,357
Long-term operating lease liability	15,620	16,870
Total Liabilities	30,533	29,227
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.00001 par value, 150,000,000 authorized at December 31, 2024 and December 31, 2023, and 49,998,279 and 49,350,788 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	525,934	512,617
Accumulated deficit	(374,227)	(287,308)
Accumulated other comprehensive income	263	539
Total Stockholders’ Equity	151,970	225,848
Total Liabilities and Stockholders’ Equity	$182,503	$255,075

The accompanying notes are an integral part of these consolidated financial statements.

Aura Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating Expenses:
Research and development	$73,302	$65,232
General and administrative	22,814	19,759
Total operating expenses	96,116	84,991
Total operating loss	(96,116)	(84,991)
Other income (expense):
Interest income, including amortization and accretion income	9,429	8,588
Gain on disposal of property and equipment	—	208
Other expense	(120)	(76)
Total other income	9,309	8,720
Loss before income taxes	(86,807)	(76,271)
Income tax provision, net	(112)	(137)
Net loss	(86,919)	(76,408)
Net loss per common share—basic and diluted	(1.75)	(1.93)
Weighted average common stock outstanding—basic and diluted	49,650,480	39,620,036
Comprehensive loss:
Net loss	$(86,919)	$(76,408)
Other comprehensive items:
Unrealized (loss) gain on marketable securities	(271)	611
Other	(5)	—
Total other comprehensive (loss) income	(276)	611
Total comprehensive loss	$(87,195)	$(75,797)

The accompanying notes are an integral part of these consolidated financial statements.

Aura Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income Amount	Equity
Balance, December 31, 2023	49,350,788	$—	$512,617	$(287,308)	$539	225,848
Stock-based compensation expense	—	—	11,722	—	—	11,722
Employee Stock Purchase Plan Issuance	24,477	—	177	—	—	177
Vesting of restricted stock	310,245	—	—	—	—	—
Stock option exercises	312,769	—	1,418	—	—	1,418
Unrealized loss on marketable securities	—	—	—	—	(271)	(271)
Other	—	—	—	—	(5)	(5)
Net loss	—	—	—	(86,919)	—	(86,919)
Balance, December 31, 2024	49,998,279	—	525,934	(374,227)	263	151,970

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss) Amount	Equity
Balance, December 31, 2022	37,771,918	$—	$406,555	$(210,900)	$(72)	195,583
Issuance of common stock - follow-on offering, net of issuance costs of $444	11,000,000	—	92,616	—	—	92,616
Issuance of common stock under ATM facility, net of issuance costs	261,807	—	3,170	—	—	3,170
Stock-based compensation expense	—	—	8,772	—	—	8,772
Employee Stock Purchase Plan Issuance	14,911	—	128	—	—	128
Vesting of restricted stock	43,162	—	—	—	—	—
Stock option exercises	258,990	—	1,376	—	—	1,376
Unrealized gain on marketable securities	—	—	—	—	611	611
Net loss	—	—	—	(76,408)	—	(76,408)
Balance, December 31, 2023	49,350,788	—	512,617	(287,308)	539	225,848

The accompanying notes are an integral part of these consolidated financial statements.

Aura Biosciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(86,919)	$(76,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,223	1,295
Accretion on marketable securities	(4,659)	(3,992)
Other	(5)	—
Stock-based compensation expense	11,722	8,772
Gain on disposal of property and equipment	—	208
Non-cash lease expense	1,475	1,837
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,904)	3,579
Other long-term assets	(9)	(86)
Accounts payable	482	(1,040)
Accrued expenses and other liabilities	1,577	3,310
Operating lease liabilities	(788)	(1,322)
Net cash used in operating activities	(79,805)	(63,847)
Cash flows from investing activities:
Purchases of property and equipment	(1,253)	(709)
Purchases of marketable securities	(59,103)	(233,651)
Proceeds from sale of marketable securities	(5)	—
Maturities of marketable securities	129,182	120,397
Net cash provided by (used in) investing activities	68,821	(113,963)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,418	1,376
Proceeds from issuance of common stock under ATM facility, net of issuance costs	—	3,170
Proceeds from follow-on issuance of common stock	—	92,616
Proceeds from ESPP purchases	177	128
Net cash provided by financing activities	1,595	97,290
Net decrease in cash, cash equivalents and restricted cash	(9,389)	(80,520)
Cash, cash equivalents and restricted cash at beginning of period	41,850	122,370
Cash, cash equivalents and restricted cash at end of period	$32,461	$41,850
Supplemental disclosure of cash flow information:
Purchases of property and equipment in accounts payable and accrued expenses and other liabilities	$35	$94
Initial measurement of right-of-use assets and lease liabilities	—	20
Disposal of equipment	—	1,333

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents, end of period	$31,693	$41,063
Short-term restricted cash, end of period	—	19
Long-term restricted cash, end of period	768	768
Cash, cash equivalents and restricted cash at end of period	$32,461	$41,850

The accompanying notes are an integral part of these consolidated financial statements.

Aura Biosciences, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

Aura Biosciences, Inc., or the Company or Aura, is a clinical-stage biotechnology company developing precision therapies to treat solid tumors designed to preserve organ function. Within these consolidated financial statements, unless the context otherwise requires, references to the Company or Aura refer to Aura Biosciences, Inc. and its subsidiaries on a consolidated basis. The Company’s proprietary platform is designed to enable the targeting of a broad range of solid tumors using Virus-Like Particles, that can be conjugated with drugs or loaded with nucleic acids to create Virus-Like Drug Conjugates, or VDCs. VDCs are a novel class of drugs with a dual mechanism of action that promote cancer cell death by both the delivery of the cytotoxic payload to generate acute necrosis and activation of a secondary immune mediated response. The Company’s initial focus is in ocular and urologic oncology, both areas of high unmet medical need where local targeted therapies may enable early intervention. The Company is evaluating the safety and efficacy of its lead candidate, bel-sar, as a potential vision-sparing therapy in an ongoing global Phase 3 CoMpass trial for the first-line treatment of adult patients with small choroidal melanoma and indeterminate lesions, or early-stage choroidal melanoma. Bel-sar is also in Phase 2 clinical development for metastases to the choroid, is being explored for cancers of the ocular surface and is in Phase 1 clinical development in bladder cancer. The Company envisions the potential for development of bel-sar in additional therapeutic areas. Aura’s headquarters are located in Boston, Massachusetts.

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

Liquidity

Through December 31, 2024, the Company has funded its operations primarily with proceeds from the initial and additional closings of its convertible preferred stock financings, and through its initial public offering, or IPO, follow-on offering and at-the-market offering, or ATM. On November 1, 2022, the Company filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the Securities and Exchange Commission, or SEC, in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into the Open Market Sale AgreementSM, or Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. On November 9, 2023, the Company issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million, or the 2023 Follow-On Offering. The Company received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. In connection with the 2023 Follow-On Offering, on November 6, 2023, the Company delivered written notice to Jefferies that the Company was suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. On March 27, 2024, the Company filed a new shelf registration statement on Form S-3, or the 2024 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. The Company issued no shares of common stock during the year ended December 31, 2024 under the ATM.

As of the issuance date of these consolidated financial statements for the year ended December 31, 2024, the Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

Segment Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment, which is the development of oncology targeted therapies for a range of cancer indications with high unmet need.

Cash and Restricted Cash

Cash consists of standard checking accounts. As of December 31, 2024, the restricted cash account is comprised of a $0.8 million security deposit held by the lessor for the Company’s operating lease.

Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds that invest in U.S. Treasury obligations and government funds with commercial banks and financial institutions.

Marketable Securities

All marketable securities have original maturities greater than 90 days. The Company has classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale. Accordingly, these investments are recorded at fair value. When the fair value is below the amortized cost of the asset, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in loss; the remaining impairment amount and unrealized gains or losses are reported as a component of accumulated other comprehensive income in stockholders’ equity. Credit losses are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance for credit losses account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations and comprehensive loss. Regardless of the Company’s intent to sell a security, it performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security. Unrealized gains and losses are reported as a component of accumulated other comprehensive income in stockholders’ equity. Amortization and accretion of premiums and discounts are recorded in other income (expense) within the consolidated statements of operations and comprehensive loss. Realized gains or losses are included in interest income or interest expense, respectively. If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence such as industry, financial inputs, and capital markets data to evaluate the extent to which the decline is other than temporary and, if so, marks the investment to market on the Company’s consolidated statement of operations and comprehensive loss.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Costs for property and equipment not yet placed into service are capitalized as assets under construction and depreciated in accordance with the aforementioned policy once placed into service. Upon retirement or disposal of property and equipment, the cost and related accumulated depreciation are removed from the consolidated balance sheet and any gain or loss is reflected in the consolidated statements of operations and comprehensive loss. Repair and maintenance expenditures are charged to expense as incurred.

The estimated useful lives of the Company’s property and equipment are as follows:

Estimated Useful Life
Leasehold improvements	The shorter of the life of the leasehold improvement or the remaining term of the lease
IT equipment	3 years
Laboratory equipment	5 years

Impairment of Long-Lived Assets

The Company reviews all long-lived assets for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be unrecoverable, the impairment recognized is measured by the difference between the estimated fair value of the asset and its carrying value. The Company did not recognize any impairments of long-lived assets during the years ended December 31, 2024 or 2023.

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

The Company’s operating leases are presented in the consolidated balance sheets as operating lease right-of-use assets, classified as noncurrent assets, and operating lease liabilities, classified as current and noncurrent liabilities. Operating lease expense is recognized on a straight-line basis over the lease term. Variable costs associated with a lease, such as maintenance and utilities, are not included in the measurement of the lease liabilities and right-of-use assets but rather are expensed when the events determining the amount of variable consideration to be paid have occurred.

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

The Company provides reserves related to uncertain tax positions when management determines the related tax benefit is not more likely than not to be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as the consideration of the available facts and circumstances. The Company has no reserves related to uncertain tax positions as of December 31, 2024 and 2023.

Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2024 and 2023, the Company had no accrued interest related to uncertain tax positions.

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

The Company recognizes stock-based compensation expense over the requisite service period, which is generally the vesting period of the award. For awards that include performance-based vesting conditions, expense is recognized using the accelerated attribution method when the performance condition is deemed to be probable of being satisfied. The Company accounts for forfeitures as they occur. The Company determines the fair value of restricted stock awards in reference to the fair value of its common stock less any applicable purchase price.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option and the Company’s expected dividend yield. The Company determines the volatility for awards granted based on an analysis of reported data for a group of guideline companies that have issued options with substantially similar terms. The expected volatility has been determined using a weighted average of the historical volatility measures of this group of guideline companies. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options granted to employees has been determined utilizing the “simplified” method, using the midpoint between the vesting date and the contractual term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s cash compensation costs are classified.

Net Loss per Share

Net loss per share attributable to common stockholders is computed by using the two-class method, which is an earnings allocation formula that determines net loss per share for the holders of the Company’s common stock and participating securities. All series of preferred stock contain participation rights in any dividend declared or accumulated by the Company and are deemed to be participating securities. Income available to common stockholders and participating convertible preferred stock is allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods that have a net loss.

Diluted net loss per share is computed using the if-converted method. The Company allocates earnings first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted-average amount of common stock included in the computation of diluted loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, and convertible preferred stock. Common stock equivalent shares are excluded from the computation of diluted loss per share if their effect is antidilutive.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. The Company adopted ASU No. 2023-07 during the year ended December 31, 2024 and the standard did not have a material impact on its results of operations. The Company's reporting segments disclosure is included within the consolidated financial statements at Note 15 "Segment Reporting".

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses (Subtopic 220-40)." The ASU requires public entities to disaggregate, in a tabular presentation, certain income statement expenses into different categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively. The Company is currently evaluating the impact of adopting the new ASU on our consolidated financial statements and related disclosures.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. Fair Value of Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2024 and 2023 (in thousands):

Description	December 31, 2024	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	30,845	$30,845	$—	$—
Marketable securities:
U.S. Government agencies	119,401	—	119,401	—
Total financial assets	$150,246	$30,845	$119,401	$—

Description	December 31, 2023	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$40,551	$40,551	$—	$—
Marketable securities:
Commercial paper	9,137	—	9,137	—
Corporate bonds	6,187	—	6,187	—
U.S. Government agencies	166,002	—	166,002	—
Yankee bonds	2,982	—	2,982	—
Asset-backed securities	779	—	779	—
Total financial assets	$225,638	$40,551	$185,087	$—

There have been no transfers between levels for the years ended December 31, 2024 and 2023.

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Assets under construction	$272	$391
IT equipment	451	289
Leasehold improvements	471	—
Lab equipment	8,007	7,506
	$9,201	$8,186
Less—accumulated depreciation	(5,986)	(5,036)
Property and equipment, net	$3,215	$3,150

Depreciation expense was $1.2 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid insurance	$1,696	$1,817
Prepaid research and development expenses	6,007	1,399
Other	1,826	2,409
Prepaid expenses and other current assets	$9,529	$5,625

6. Marketable Securities

Marketable securities consisted of the following (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	119,130	297	(26)	$119,401
Total	$119,130	$297	$(26)	$119,401

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$9,144	$—	$(7)	$9,137
Corporate bonds	6,186	3	(2)	$6,187
U.S. Government agencies	165,453	563	(14)	$166,002
Yankee bonds	2,985	—	(3)	$2,982
Asset-backed securities	780	—	(1)	$779
Total	$184,548	$566	$(27)	$185,087

As of December 31, 2024 and December 31, 2023, the unrealized losses on the Company’s investments in U.S. government agencies securities, Yankee bonds, and asset-backed securities were caused by interest rate increases. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. The Company does not intend to sell the investments, and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of December 31, 2024, one marketable security with a contractual maturity of one year or less was in an unrealized loss position totaling $0.03 million, and all marketable securities held by the Company had remaining contractual maturities of one year or less.

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

There were no impairments of the Company’s marketable securities measured and carried at fair value during the years ended December 31, 2024 and 2023.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued research and development expenses	$3,386	$3,445
Accrued compensation	5,456	3,503
Other	618	935
Accrued expenses and other current liabilities	$9,460	$7,883

8. Stockholders' Equity

The Company had 150,000,000 authorized shares of common stock, par value $0.00001 per share, of which 49,998,279 and 49,350,788 shares were issued and outstanding at December 31, 2024 and December 31, 2023, respectively.

In addition, the Company had 10,000,000 authorized shares of preferred stock, par value $0.00001 per share, all of which shares of preferred stock are undesignated. No authorized shares of preferred stock were issued and outstanding at December 31, 2024 and December 31, 2023.

Financings

On March 27, 2024, the Company filed the 2024 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. The Company issued no shares of common stock during the year ended December 31, 2024 under the ATM.

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

2021 Stock Option and Incentive Plan

The 2021 Stock Option and Incentive Plan, or the 2021 Plan, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. The 2021 Plan permits the granting of several award types, including restricted stock units and both options to purchase common stock intended to qualify as incentive stock options under Section 422 of the United States Internal Revenue Code, or the Code, and options that do not so qualify. The number of shares initially reserved for issuance under the 2021 Plan was 3,352,166, which increased on January 1, 2022 and will continue to increase each January 1 thereafter, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. The maximum number of shares of common stock that may be issued in the form of incentive stock options shall not exceed the initial limit, cumulatively increased on January 1, 2022 and on each January 1 thereafter by the lesser of the annual increase for such year or 3,352,166 shares of common stock. On January 1, 2024, the shares reserved for issuance was increased to 9,414,162 shares. With the transfer of shares to the 2021 Plan in connection with the termination or expiration of awards under the 2018 Plan, together with shares otherwise available under the 2021 Plan, at December 31, 2024 there were 4,164,754 shares available for grants under the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan, or the ESPP, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. A total of 335,217 shares of common stock were initially reserved for issuance under this plan, which increased on January 1, 2022 and will continue to increase each January 1 thereafter through January 1, 2031, by the least of (i) 335,217 shares of common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the ESPP. On January 1, 2024, the shares reserved for issuance was increased to 1,282,856 shares. The purchase price of the shares under the ESPP are at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of December 31, 2024, 1,258,379 shares were available to be issued under the ESPP. The Company recognized $0.1 million share-based compensation expense related to the ESPP for the years ended December 31, 2024 and 2023.

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

The following table summarizes stock option activity under the 2018 Plan and 2021 Plan for the year ended December 31, 2024:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	5,030,351	$8.46	7.54	$10,353
Granted	1,650,730	7.94
Exercised	(312,769)	4.53
Cancelled/Forfeited	(845,959)	10.78
Outstanding at December 31, 2024	5,522,353	$8.17	6.91	$8,068
Exercisable at December 31, 2024	3,244,171	$7.73	5.62	$7,119

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $5.99 and $7.50 per share, respectively. The total intrinsic value of options exercised was $1.5 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively.

The fair value of the stock options issued as of December 31, 2024 and 2023 was measured with the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	3.93%	3.94%
Expected term (years)	6.03	6.04
Expected volatility of the underlying stock	88.63%	86.15%
Expected dividend rate	—%	—%

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions. Unvested restricted stock units may not be sold or transferred by the holder.

A summary of the restricted stock unit activity during the year ended December 31, 2024 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	1,093,402	$10.27
Granted	1,159,205	8.04
Vested/Released	(310,245)	10.36
Forfeited	(353,320)	9.67
Unvested at December 31, 2024	1,589,042	$8.76

As a result of the 2021 Plan, the Company granted restricted stock units which vest in increments of 25% annually over a period of four years. During the year ended December 31, 2024, 310,245 restricted stock units vested with a fair value of $3.2 million.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$5,696	$3,929
General and administrative	6,026	4,843
Total	$11,722	$8,772

As of December 31, 2024, there was $13.1 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.53 years.

As of December 31, 2024, there was $11.3 million of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.83 years.

10. Common Stock Warrants

In February 2015 and May 2015, the Company issued warrants to purchase 1,650,098 and 887,536 shares of Series B convertible preferred stock, respectively, at an exercise price of $1.24235 per share, or the Series B Warrants. Each Series B Warrant was immediately exercisable and expires ten years from the original date of issuance. Pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity, the Series B Warrants were classified as a liability and were re-measured to fair value at each balance sheet date. A total of 173,827 of the Series B Warrants were outstanding and were converted into warrants to purchase 12,686 shares of common stock with an exercise price of $17.03 upon the completion of the IPO in November 2021. As a result, the 12,686 common stock warrants were converted into equity instruments and remain outstanding as of December 31, 2024.

11. Compensation

In January 2012, the Company adopted the Aura Biosciences 401(k) Profit Sharing Plan and Trust, or the 401(k) Plan, for its employees, which is designed to be qualified under Section 401(k) of the Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 100% of the first 6% of employee contributions. The Company made matching contributions in the amount of $0.9 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively.

12. Commitments and Contingencies

Lease Commitments

The Company has historically entered into lease arrangements for its facilities. The Company has one operating lease for its office and laboratory facility with required future minimum payments as of December 31, 2024.

On May 16, 2022, the Company entered into an office and laboratory lease in Boston, MA with an initial 10-year term and one renewal option to extend the lease for an additional seven years which has not been deemed probable of being exercised by the Company as of December 31, 2024. The lease commenced on August 1, 2022, and estimated payments due under the initial term totaled $35.2 million. The lease requires a letter of credit totaling $0.8 million which is classified as long-term restricted cash and deposits on the consolidated balance sheets. The landlord will reimburse the Company up to $0.5 million for certain costs related to expansion of the laboratory space. As of December 31, 2024, the Company has completed the expansion and has incurred and been fully reimbursed for $0.5 million of expenses.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s leases for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Lease Costs
Operating lease costs	3,509	3,517
Variable lease costs	1,193	883
Short-term lease costs	—	7
Total lease costs	$4,702	$4,407

Cash paid for amounts included in the measurement of lease liabilities—operating leases	$2,822	$3,002
Weighted-average remaining lease term—operating leases (years)	7.59	8.59
Weighted-average discount rate—operating leases	10.71%	10.71%

The following table reconciles the future minimum commitments to the Company’s operating lease liabilities at December 31, 2024 (in thousands):

Operating lease payments as of December 31, 2024
2025	3,306
2026	3,405
2027	3,508
2028	3,611
2029	3,716
Thereafter	10,107
Total lease payments	27,653
Less: interest	(8,884)
Total lease liabilities at December 31, 2024	18,769
Less: current portion of lease liabilities	3,149
Lease liabilities, net of current portion	$15,620

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

2014 Exclusive Agreement

In January 2014, the Company entered into an Exclusive License and Supply Agreement, or the 2014 Exclusive Agreement, with LI-COR for the license of IRDye 700DX and related licensed patent (now expired) for the treatment and diagnosis of ocular cancers in humans, as amended in January 2016, July 2017, April 2018 and April 2019. The 2014 Exclusive Agreement required a one-time upfront license issue fee of $0.1 million and aggregate milestone payments of up to $0.2 million upon certain regulatory and development milestones. The Company is also required to pay Rakuten low-single digit royalties on net sales. The term of the 2014 Exclusive Agreement expires on a country-by-country basis, until the longer of (i) ten years from the first commercial sale of a licensed product in such country and (ii) the last to expire valid claim in such country.

The Company recognized no expenses related to this agreement and related amendments for the years ended December 31, 2024 and 2023, respectively.

2014 Non-Exclusive Agreement

In December 2014, the Company entered into a Non-Exclusive License Agreement, or the 2014 Non-Exclusive Agreement, with LI-COR for the supply of IRDye 700DX to the Company for the treatment and diagnosis of non-ocular solid tumor cancers in humans. Under the 2014 Non-Exclusive Agreement, the Company paid a license issue fee of $0.03 million on the effective date. The Company must also pay Rakuten a non-refundable, non-creditable fee of $0.03 million per each licensed product upon pre-IND designation, as defined of such licensed product, aggregate milestone payments of up to $0.3 million upon certain regulatory and development milestones; and during the term, the Company must pay Rakuten a low-single digit percentage royalty on net sales. Rakuten receives 10% of all sublicensee income within 30 days of the Company’s receipt from the sublicensee. The 2014 Non-Exclusive Agreement also required the Company to make certain payments upon the achievement of specified development and commercial milestones of up to $0.4 million in aggregate. During the years ended December 31, 2024 and 2023, the Company recognized no milestones related to this agreement.

Life Technologies Corporation License Agreement

In December 2014, the Company entered into a non-exclusive, perpetual license agreement with Life Technologies Corporation, or Life Technologies, which allows for five licensed products. Under this agreement the Company is required to pay an initial license fee of $0.1 million for each product. An annual development fee of $0.1 million is due within a year from payment of the initial license fee and due annually or earlier of (i) payment of a commercialization fee or (ii) all development work is terminated. The commercialization fee is a one-time, non-refundable, non-creditable fee of $0.3 million due upon receipt of approval of a licensed product. In the event of a change of control, there will be a change of control fee of $0.2 million.

In January 2022, the Company entered into the First Amendment to the non-exclusive, perpetual license agreement with Life Technologies for use of the license in an additional indication. The cost of this amendment was a one-time fee of $0.05 million. During the years ended December 31, 2024 and 2023, the Company did not recognize any expenses related to this agreement.

Effective in September 2022, the Company entered into a new non-exclusive, perpetual license agreement with Life Technologies for licensed products. Under this agreement, the Company is required to pay an initial license fee of $0.4 million for the first licensed product and $0.5 million for each additional licensed product. In addition, the agreement allows the Company the right to sublicense which would lead to a $0.2 million payment for each sublicense per licensed product and a $0.03 million payment for use of the cell line document package. In the event of a change of control, there will be a change of control fee of $0.5 million. During the years ended December 31, 2024 and 2023, the Company recognized $0.5 million and $0 million of expenses related to this agreement, respectively.

National Institute of Health (NIH)-Collaboration Research and Development Agreement

In July 2011, the Company entered into a Collaboration Research and Development Agreement, or the CRADA, with Dr. John Schiller at the NIH, for a period of two years with the rights to an exclusive license to all technology generated within the collaboration. Under this agreement, the Company is required to make annual payments of $0.03 million to fund the research activities, the first payment of which was paid within 30 days of the effective date. Subsequent payments are due within 30 days of the anniversary of the effective date. This agreement was previously amended in 2012, 2013, 2014, 2015, 2016, 2018, and 2020. During the years ended December 31, 2024 and 2023, the Company paid no research collaboration fees related to this agreement.

An eighth amendment was effective in September 2022, requiring payment of $0.04 million within 30 days of November 1, 2022, and payment of another $0.03 million within 30 days of the 12th anniversary of the CRADA, which was in August 2023. This eighth amendment extended the term of the CRADA to September 30, 2024. During the years ended December 31, 2024 and 2023, the Company recognized $0 million and $0.03 million of expenses related to this agreement, respectively.

A ninth amendment was effective in September 2024, requiring payment of $0.06 million within 30 days of November 30, 2024, and payment of another $0.05 million within 30 days of September 30, 2025. This ninth amendment extended the term of the CRADA to September 30, 2026. During the year ended December 31, 2024, the Company recognized $0.1 million of expenses related to this agreement.

National Institute of Health (NIH)-Exclusive Patent License Agreement

In September 2013, the Company entered into an exclusive patent license agreement, or the NIH Exclusive License Agreement, with the NIH, that required the Company to pay a license issue royalty of $0.1 million and reimburse the NIH for any patent expenses incurred. Under the agreement, the Company is required to make low single-digit percentage royalty payments based on specified levels of annual net sales of licensed products subject to certain specified reductions. The Company is required to make development and regulatory milestone payments of up to $0.7 million in aggregate and sales milestone payments up to $0.6 million in the aggregate. The Company is also required to pay NIH a mid-single to low teen-digit percentage of any sublicensing revenue the Company receives. Additionally, the Company’s payment obligations to the NIH are subject to an annual minimum royalty payment of low five figures. The Company recognized $0.03 million and $0.2 million for patent licensing fees for the years ended December 31, 2024 and 2023, respectively.

In 2015, 2018 and 2019, the Company amended its exclusive patent license to include updates on the status of the commercial development and update/expand the list of licensed patents and patent applications. Each of those amendments required a $0.03 million payment that the Company paid.

Inserm-Transfert License Agreement

In November 2009, the Company entered into an exclusive, royalty-bearing patent license agreement with Inserm-Transfert of France. The agreement expires on a country-by-country basis based on the last to expire of any patent encompassed within the scope of the patent rights or 10 years from the date of the first commercial sales by the Company, whichever is later. The IND filing milestone of €0.01 million was accrued in 2016 and paid in 2017 by the Company. The milestones for the successful Phase I, II and III clinical trials are based on receiving a final report and achieving the primary endpoints defined in that trial, and the milestones for Phases I and II have been achieved as of December 31, 2024. Upon the sublicense by the Company of a product for which royalties are payable under the agreement, low- to mid-single-digit royalty payments would be due by the Company. The non-milestone payments in this agreement are subject to an anti-stacking clause. The Company recognized $0.1 million and $0 million in expenses related to this agreement for the years ended December 31, 2024 and 2023, respectively.

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

The Company recognized $0 million and $1.0 million of expenses related to this agreement and related amendments for the years ended December 31, 2024 and 2023, respectively.

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

The Company has calculated basic and diluted net loss per share for the years ended December 31, 2024 and 2023 as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(86,919)	$(76,408)
Denominator:
Weighted-average common stock outstanding—basic and diluted	49,650,480	39,620,036
Net loss per common share—basic and diluted	$(1.75)	$(1.93)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been antidilutive:

	Year Ended December 31,
	2024	2023
Stock options to purchase common stock	5,522,353	5,030,351
Restricted stock units that vest into common stock	1,589,042	1,093,402
Warrants to purchase common stock	12,686	12,686
Total potential dilutive shares	7,124,081	6,136,439

14. Income Taxes

For the years ended December 31, 2024 and 2023, the loss before income taxes consisted of the following:

	2024	2023
Domestic	$(86,185)	$(76,191)
Foreign	(622)	(80)
Total	$(86,807)	$(76,271)

The Company has recorded a $0.1 million tax provision for the periods presented due to the current state income taxes and the losses incurred and the need for a full valuation allowance on net deferred tax assets. The difference between the income tax provision at the U.S. federal statutory rate and the recorded provision is primarily due to the valuation allowance recorded on all deferred tax assets.

The Company's income tax provision, net consisted of the following:

	2024	2023
Components of income tax provision:
Current:
Federal	$—	$—
State	112	137
Foreign	—	—
Total Current	112	137
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total Deferred	—	—
Total Income Tax Provision	$112	$137

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate as of December 31, 2024 and 2023 is as follows:

	2024	2023
Income tax provision at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	4.6%	6.6%
Federal tax credits	3.6%	2.3%
Permanent items	(1.6)%	(1.0)%
Other	(0.1)%	(0.1)%
Decrease in valuation reserve	(27.5)%	(28.8)%
Total	0.0%	0.0%

Temporary differences that give rise to significant deferred tax assets (liabilities) as of December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$55,826	$45,999
Stock-based compensation expense	2,450	2,110
Capitalized research and development expenses	32,422	22,068
Tax credit carryforwards	13,582	10,007
Accrued expenses and other current liabilities	1,025	1,018
Lease liability	4,903	5,282
Other	938	766
Total deferred tax assets	111,146	87,250
Deferred tax liabilities:
Right-of-use assets	(4,540)	(5,092)
Depreciable assets	(312)	(225)
Prepaid expenses and other current assets	(443)	—
Valuation allowance	(105,851)	(81,933)
Net deferred tax assets	$—	$—

As of December 31, 2024, the Company had accumulated federal net operating loss carryforwards of approximately $209.8 million which may be available to offset future taxable income, of which $44.2 million begin to expire in 2029 and go through 2037 and $165.6 million do not expire. The Company had accumulated state net operating loss carryforwards of $183.6 million, which may be available to offset future taxable income and begin to expire in 2030, except for $1.2 million of state net operating losses, or NOLs, that do not expire. The Company had accumulated foreign net operating loss carryforwards of $0.7 million, which may be available to offset future taxable income and do not expire. As of December 31, 2024, the Company had federal and state research and development credit carryforwards of $11.3 million and $2.9 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2029 and 2028, respectively.

The Company’s ability to use its operating loss carryforwards and tax credit carryforwards to offset taxable income is subject to restrictions under Sections 382 and 383 of the Code. Under the Code provisions, certain substantial changes in the Company’s ownership, including the sale of the Company or significant changes in ownership due to sales of equity, have limited and may limit in the future, the amount of net operating loss carryforwards which could be used annually to offset future taxable income. The Company has not yet completed an analysis of ownership changes. The Company may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside the Company’s control. As a result, the Company’s ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to the Company. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. All federal NOLs generated post tax reform have an indefinite life, are not subject to carryback provisions, and limited to 80% of taxable income in any year.

The Company has not conducted a study of its research and development credit carryforwards. A study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts will be presented as an uncertain tax position. A full valuation allowance has been recorded against the Company’s research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheets or statements of operations and comprehensive loss at this time, if an adjustment were required.

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are principally comprised of NOL carryforwards and tax credit carryforwards. Management has determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets, and as a result, a valuation allowance of $105.9 million has been recorded at December 31, 2024. The increase in the valuation allowance of $23.9 million during the year ended December 31, 2024 was primarily due to the increase in net operating losses generated by the Company and capitalized R&D expenses related to the Section 174 requirements.

As of December 31, 2024 and 2023, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the income tax provision in the consolidated statements of operations and comprehensive loss. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

The Company files income tax returns in the United States federal tax jurisdiction and several state tax jurisdictions as well as in the Netherlands and Germany for its foreign subsidiaries. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.

With respect to the income of its foreign subsidiaries, the Company asserts the position that the undistributed earnings of its foreign subsidiaries are permanently invested in each jurisdiction. As a result, no additional income taxes have been provided on the possible repatriation of these earnings to the parent company. The Company does not have any unremitted earnings as of December 31, 2024.

15. Segment Reporting

Segment reporting is prepared on the same basis that the Company's Chief Executive Officer, who is its chief operating decision maker, or CODM, manages the business and makes operating decisions to allocate resources across departments and functions in line with the Company's strategic goals. The Company operates in one reportable segment which includes all activities related to the research and development of oncology targeted therapies for a range of cancer indications with high unmet medical need. The CODM assesses performance and allocates resources based on comparing actual consolidated net loss to the budget. The measure of segment assets used in determining how to manage and allocate resources is reported within the Company's consolidated balance sheets as cash and cash equivalents and marketable securities.

As a single reportable segment entity, the Company’s segment performance measure is net loss. Significant segment expenses are presented below.

	Year Ended December 31,
	2024	2023
	(in thousands)
Clinical, Preclinical, and R&D Operations	$(49,550)	$(43,427)
Chemistry, Manufacturing, and Controls	(23,752)	(21,806)
General and Administrative	(22,814)	(19,759)
Other Segment Items (1)	9,197	8,584
Net loss	$(86,919)	$(76,408)

(1) Other segment items primarily include interest income, realized gains and losses, and income taxes.

16. Subsequent Events

The Company has not identified any subsequent events that require disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aura Biosciences, Inc.

Date: March 24, 2025	By:	/s/ Elisabet de los Pinos
Elisabet de los Pinos
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Elisabet de los Pinos	President and Chief Executive Officer	March 24, 2025
Elisabet de los Pinos

/s/ Amy Elazzouzi	Senior Vice President, Finance (Interim Principal Financial Officer and Interim Principal Accounting Officer)	March 24, 2025
Amy Elazzouzi

/s/ David Johnson	Chairman of the Board of Directors	March 24, 2025
David Johnson

/s/ Giovanni Mariggi	Director	March 24, 2025
Giovanni Mariggi

/s/ Antony Mattessich	Director	March 24, 2025
Antony Mattessich

/s/ Sapna Srivastava	Director	March 24, 2025
Sapna Srivastava

/s/ Karan Takhar	Director	March 24, 2025
Karan Takhar