Form 10-Q
period 2025-03-31
Aura Biosciences, Inc.
filed 2025-05-15
CIK 1501796

,k

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, the Registrant had 50,268,758 shares of common stock, $0.00001 par value per share, outstanding.

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks are described more fully in Part II, “Item 1A—Risk Factors,” in this Quarterly Report on Form 10-Q and include, but are not limited to, the following:

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

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
•
the effects of macroeconomic conditions, including rising interest rates, inflation, capital market disruptions, changes in governmental agencies, international tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions, on our business operations; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aura Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$38,226	$31,693
Marketable securities	89,765	119,401
Prepaid expenses and other current assets	6,526	9,529
Total current assets	134,517	160,623
Restricted cash and deposits	768	768
Right-of-use assets - operating lease	17,005	17,379
Other long-term assets	—	518
Property and equipment, net	3,111	3,215
Total Assets	$155,401	$182,503
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,006	2,304
Short-term operating lease liability	3,172	3,149
Accrued expenses and other current liabilities	6,985	9,460
Total current liabilities	12,163	14,913
Long-term operating lease liability	15,272	15,620
Total Liabilities	27,435	30,533
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.00001 par value, 150,000,000 authorized at March 31, 2025 and December 31, 2024, and 50,225,312 and 49,998,279 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	529,571	525,934
Accumulated deficit	(401,710)	(374,227)
Accumulated other comprehensive income	105	263
Total Stockholders’ Equity	127,966	151,970
Total Liabilities and Stockholders’ Equity	$155,401	$182,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Operating Expenses:
Research and development	$23,343	$17,052
General and administrative	5,692	5,261
Total operating expenses	29,035	22,313
Total operating loss	(29,035)	(22,313)
Other income (expense):
Interest income, including amortization and accretion income	1,594	2,685
Other expense	(24)	(32)
Total other income	1,570	2,653
Loss before income taxes	(27,465)	(19,660)
Income tax provision, net	(18)	(46)
Net loss	$(27,483)	$(19,706)
Net loss per common share—basic and diluted	$(0.55)	$(0.40)
Weighted average common stock outstanding—basic and diluted	50,126,148	49,451,943
Comprehensive loss:
Net loss	$(27,483)	$(19,706)
Other comprehensive items:
Unrealized loss on marketable securities	(137)	(521)
Currency translation adjustment	(21)	—
Total other comprehensive loss	(158)	(521)
Total comprehensive loss	$(27,641)	$(20,227)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2024	49,998,279	$—	$525,934	$(374,227)	$263	$151,970
Stock-based compensation expense	—	—	3,514	—	—	3,514
Employee Stock Purchase Plan issuance	15,263	—	96	—	—	96
Vesting of restricted stock	211,770	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	(137)	(137)
Currency translation adjustment	—	—	—	—	(21)	(21)
Other	—	—	27	—	—	27
Net loss	—	—	—	(27,483)	—	(27,483)
Balance, March 31, 2025	50,225,312	$—	$529,571	$(401,710)	$105	$127,966

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2023	49,350,788	$—	$512,617	$(287,308)	$539	$225,848
Stock-based compensation expense	—	—	2,909	—	—	2,909
Employee Stock Purchase Plan issuance	12,314	—	95	—	—	95
Stock option exercises	51,180	—	158	—	—	158
Vesting of restricted stock	90,123	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	(521)	(521)
Net loss	—	—	—	(19,706)	—	(19,706)
Balance, March 31, 2024	49,504,405	$—	$515,779	$(307,014)	$18	$208,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(27,483)	$(19,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	291	306
Accretion on marketable securities	(501)	(1,506)
Stock-based compensation expense	3,514	2,909
Other	27	(5)
Non-cash lease expense	374	353
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,003	(3,750)
Other long-term assets	518	56
Accounts payable	(298)	23
Accrued expenses and other liabilities	(2,475)	(2,895)
Operating lease liabilities	(325)	(237)
Net cash used in operating activities	(23,355)	(24,452)
Cash flows from investing activities:
Purchases of property and equipment	(187)	(88)
Purchases of marketable securities	—	(29,201)
Maturities of marketable securities	30,000	—
Proceeds from sale of marketable securities	—	38,685
Net cash provided by investing activities	29,813	9,396
Cash flows from financing activities:
Proceeds from exercise of stock options	—	158
Proceeds from ESPP purchases	96	95
Net cash provided by financing activities	96	253
Net increase (decrease) in cash, cash equivalents and restricted cash	6,554	(14,803)
Effect of exchange rate changes on cash and cash equivalents	(21)	—
Cash, cash equivalents and restricted cash at beginning of period	32,461	41,850
Cash, cash equivalents and restricted cash at end of period	$38,994	$27,047
Supplemental disclosure of cash flow information:
Purchases of property and equipment in accounts payable and accrued expenses and other liabilities	—	122

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	March 31,
	2025	2024
Cash and cash equivalents, end of period	$38,226	$26,279
Long-term restricted cash, end of period	768	768
Cash, cash equivalents and restricted cash at end of period	$38,994	$27,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Aura Biosciences, Inc., or the Company or Aura, is a clinical-stage biotechnology company developing precision therapies to treat solid tumors designed to preserve organ function. Within these unaudited condensed consolidated financial statements, unless the context otherwise requires, references to the Company or Aura refer to Aura Biosciences, Inc. and its subsidiaries on a consolidated basis. The Company’s proprietary platform is designed to enable the targeting of a broad range of solid tumors using Virus-Like Particles, or VLPs, that can be conjugated with drugs or loaded with nucleic acids to create Virus-Like Drug Conjugates, or VDCs. VDCs are a novel class of drugs with a dual mechanism of action that promote cancer cell death by both the delivery of the cytotoxic payload to generate acute necrosis and activation of a secondary immune mediated response. The Company’s initial focus is in ocular and urologic oncology, both areas of high unmet medical need where local targeted therapies may enable early intervention. The Company is evaluating the safety and efficacy of its lead candidate, bel-sar, as a potential vision-sparing therapy in an ongoing global Phase 3 CoMpass trial for the first-line treatment of adult patients with small choroidal melanoma and indeterminate lesions, or early-stage choroidal melanoma. Bel-sar is also in clinical development in metastases to the choroid and bladder cancer, and is being explored for cancers of the ocular surface. The Company envisions the potential for development of bel-sar in additional therapeutic areas. Aura’s headquarters are located in Boston, Massachusetts.

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

Liquidity

Through March 31, 2025, the Company has funded its operations primarily with proceeds from the initial and additional closings of its convertible preferred stock financings, and through its initial public offering, or IPO, follow-on offerings and at-the-market offering, or ATM. On November 9, 2023, the Company issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million, or the 2023 Follow-On Offering. The Company received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On November 1, 2022, the Company filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into the Open Market Sale AgreementSM, or Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, the Company delivered written notice to Jefferies that the Company was suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. On March 27, 2024, the Company filed a new shelf registration statement on Form S-3, or the 2024 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. The Company did not issue any shares of common stock during the three months ended March 31, 2025 under the ATM.

As of the issuance date of these unaudited condensed consolidated financial statements for the three months ended March 31, 2025, the Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these unaudited condensed consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are also unaudited. The unaudited condensed results of operations are not necessarily indicative of the operating results that may occur for the full fiscal year ending December 31, 2025. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission, or the SEC. Management believes that the disclosures provided here are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2024, in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2025. There have been no changes to the Company’s significant accounting policies except as noted below.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. The standard became effective for interim reporting periods in fiscal years beginning after December 15, 2024. The Company adopted ASU No. 2023-07 during the year ended December 31, 2024 and the standard did not have a material impact on its results of operations. The Company's segment reporting disclosure is included within the unaudited condensed consolidated financial statements at Note 15 "Segment Reporting".

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires the Company to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes. The standard also requires the Company to annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction. The Company adopted the standard on January 1, 2025 for fiscal year reporting. The standard is to be applied on a prospective basis although optional retrospective application is permitted. While the standard will require additional disclosures related to the Company’s income taxes within the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the standard did not have any impact on the Company’s consolidated operating results, financial condition or cash flows.

New Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires the Company to provide further disaggregated information of relevant expense captions within its consolidated statements of operations, including employee compensation and depreciation, as well as the inclusion of other specific expenses, gains and losses required by existing GAAP. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The standard may be applied prospectively or retrospectively. While the standard will require additional disclosures related to certain expenses included in the consolidated statements of operations, the standard is not expected to have any impact on the Company’s consolidated operating results, financial condition or cash flows.

3. Fair Value of Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2025 and December 31, 2024 (in thousands):

Description	March 31, 2025	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$37,245	$37,245	$—	$—
Marketable securities:
U.S. Government agencies	89,765	—	89,765	—
Total financial assets	$127,010	$37,245	$89,765	$—

Description	December 31, 2024	Quoted prices active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$30,845	$30,845	$—	$—
Marketable securities:
U.S. Government agencies	119,401	—	119,401	—
Total financial assets	$150,246	$30,845	$119,401	$—

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Assets under construction	$245	$272
IT equipment	451	451
Leasehold improvements	471	471
Lab equipment	8,222	8,007
	$9,389	$9,201
Less—accumulated depreciation	(6,278)	(5,986)
Property and equipment, net	$3,111	$3,215

Depreciation expense was $0.3 million for the three months ended March 31, 2025 and 2024.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid insurance	$1,172	$1,696
Prepaid research and development expenses	3,582	6,007
Other	1,772	1,826
Prepaid expenses and other current assets	$6,526	$9,529

6. Marketable Securities

Marketable securities consisted of the following (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$89,634	$147	$(16)	$89,765
Total	$89,634	$147	$(16)	$89,765

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	119,130	297	(26)	$119,401
Total	$119,130	$297	$(26)	$119,401

As of March 31, 2025, the unrealized losses on the Company’s investments in U.S. government agencies securities were caused by interest rate increases. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. The Company does not intend to sell the investments, and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of March 31, 2025, one marketable security with contractual maturity of one year or less was in an unrealized loss position totaling $0.02 million, and all marketable securities held by the Company had remaining contractual maturities of one year or less.

As of March 31, 2024, four marketable securities with contractual maturities of one year or less were in an unrealized loss position totaling $0.01 million.

There were no impairments of the Company’s marketable securities measured and carried at fair value during the three months ended March 31, 2025 and 2024.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued research and development expenses	$3,355	$3,386
Accrued compensation	2,763	5,456
Accrued audit, tax, and consulting expenses	455	430
Other	412	188
Accrued expenses and other current liabilities	$6,985	$9,460

8. Stockholders' Equity

The Company had 150,000,000 authorized shares of common stock, par value $0.00001 per share, of which 50,225,312 and 49,998,279 shares were issued and outstanding at March 31, 2025 and December 31, 2024, respectively.

In addition, the Company had 10,000,000 authorized shares of preferred stock, par value $0.00001 per share, all of which shares of preferred stock are undesignated. No authorized shares of preferred stock were issued and outstanding at March 31, 2025 and December 31, 2024.

Financings

On March 27, 2024, the Company filed the 2024 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. The Company issued no shares of common stock during the three months ended March 31, 2025 under the ATM.

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

2021 Stock Option and Incentive Plan

The 2021 Stock Option and Incentive Plan, or the 2021 Plan, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. The 2021 Plan permits the granting of both options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Code and options that do not so qualify. The number of shares initially reserved for issuance under the 2021 Plan was 3,352,166, which increased on January 1, 2022 and will continue to increase each January 1 thereafter, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. The maximum number of shares of common stock that may be issued in the form of incentive stock options shall not exceed the initial limit, cumulatively increased on January 1, 2022 and on each January 1 thereafter by the lesser of the annual increase for such year or 3,352,166 shares of common stock. On January 1, 2025, the shares reserved for issuance were increased to 11,667,747 shares. With the transfer of shares to the 2021 Plan in connection with the termination or expiration of awards under the 2018 Plan, together with shares otherwise available under the 2021 Plan, there were 4,236,967 options and restricted stock units available for grant under the 2021 Plan at March 31, 2025.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan, or the ESPP, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. A total of 335,217 shares of common stock were initially reserved for issuance under this plan, which increased on January 1, 2022 and will continue to increase each January 1 thereafter through January 1, 2031, by the least of (i) 335,217 shares of common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the ESPP. On January 1, 2025, the shares reserved for issuance were increased to 1,593,596 shares. The purchase price of the shares under the ESPP is at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of March 31, 2025, 1,578,333 shares were available to be issued under the ESPP. The Company recognized $0.02 million and $0.03 million in stock-based compensation expense related to the ESPP for the three months ended March 31, 2025 and 2024, respectively.

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

The following table summarizes stock option activity under the 2018 Plan and 2021 Plan for the three months ended March 31, 2025:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	5,522,353	$8.17	6.91	$8,086
Granted	1,057,410	7.64
Cancelled/Forfeited	(4,311)	9.57
Outstanding at March 31, 2025	6,575,452	$8.08	7.20	$2,596
Exercisable at March 31, 2025	3,641,859	$7.80	5.72	$2,577

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $5.88 and $5.90 per share, respectively. The fair value of options vested during the three months ended March 31, 2025 and 2024 was $2.6 million and $2.2 million, respectively. The total intrinsic value of options exercised was $0 and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

The fair value of the stock options issued for the three months ended March 31, 2025 and 2024 was measured with the following weighted-average assumptions:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.38%	3.84%
Expected term (years)	6.06	6.06
Expected volatility of the underlying stock	90.89%	88.50%
Expected dividend rate	—%	—%

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions. Unvested restricted stock units may not be sold or transferred by the holder.

A summary of the restricted stock units activity during the three months ended March 31, 2025 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	1,589,042	$8.76
Granted	1,378,662	7.65
Vested/Released	(211,770)	8.45
Forfeited	(4,061)	9.47
Unvested at March 31, 2025	2,751,873	$8.23

As a result of the 2021 Plan, the Company granted restricted stock units which vest in increments of 25% annually over a period of four years. For the three months ended March 31, 2025, 211,770 restricted stock units vested with a fair value of $1.8 million.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$1,915	$1,478
General and administrative	1,599	1,431
Total	$3,514	$2,909

As of March 31, 2025, there was $17.4 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.9 years.

As of March 31, 2025, there was $20.3 million of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.2 years.

10. Common Stock Warrants

In February 2015 and May 2015, the Company issued warrants to purchase 1,650,098 and 887,536 shares of Series B convertible preferred stock, respectively, at an exercise price of $1.24235 per share (the “Series B Warrants”). Each Series B Warrant was immediately exercisable and expires ten years from the original date of issuance. Pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity, the Series B Warrants were classified as a liability and were re-measured to fair value at each balance sheet date. A total of 173,827 of the Series B Warrants were outstanding and were converted into warrants to purchase 12,686 shares of common stock with an exercise price of $17.03 upon the completion of the IPO in November 2021. As a result, the 12,686 common stock warrants were converted into equity instruments, of which 5,021 common stock warrants remain outstanding as of March 31, 2025. During the three months ended March 31, 2025, 7,665 common stock warrants expired.

11. Compensation

In January 2012, the Company adopted the Aura Biosciences 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 100% of the first 6% of employee contributions. The Company made matching contributions of $0.3 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

12. Commitments and Contingencies

Lease Commitments

The Company has historically entered into lease arrangements for its facilities. The Company has one operating lease for its office and laboratory facility with required future minimum payments as of March 31, 2025.

On May 16, 2022, the Company entered into an office and laboratory lease in Boston, Massachusetts with an initial 10-year term and one renewal option to extend the lease for an additional seven years. The lease commenced on August 1, 2022, and estimated payments due under the initial term total $35.2 million. The lease requires a letter of credit totaling $0.8 million which is classified as long-term restricted cash and deposits on the unaudited condensed consolidated balance sheets. The lease also provided for the landlord to reimburse the Company up to $0.5 million for certain costs related to expansion of the laboratory space. As of March 31, 2025, the Company has completed the expansion and has incurred and been fully reimbursed for $0.5 million of expenses.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s leases for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Lease Costs
Operating lease costs	$867	$868
Variable lease costs	269	361
Total lease costs	$1,136	$1,229

Cash paid for amounts included in the measurement of lease liabilities—operating leases	$816	$751
Weighted-average remaining lease term—operating leases (years)	7.34	8.34
Weighted-average discount rate—operating leases	10.71%	10.71%

The following table reconciles the future minimum commitments to the Company’s operating lease liabilities at March 31, 2025 (in thousands):

Operating lease payments as of March 31, 2025
2025	$2,490
2026	3,405
2027	3,508
2028	3,611
2029	3,715
Thereafter	10,107
Total lease payments	26,836
Less: interest	(8,392)
Total lease liabilities at March 31, 2025	18,444
Less: current portion of lease liabilities	3,172
Lease liabilities, net of current portion	$15,272

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

The Company recognized no expenses related to this agreement and related amendments for the three months ended March 31, 2025 and 2024, respectively.

2014 Non-Exclusive Agreement

In December 2014, the Company entered into a Non-Exclusive License Agreement, or the 2014 Non-Exclusive Agreement, with LI-COR for the supply of IRDye 700DX to the Company for the treatment and diagnosis of non-ocular solid tumor cancers in humans. Under the 2014 Non-Exclusive Agreement, the Company paid a license issue fee of $0.03 million on the effective date. The Company must also pay Rakuten a non-refundable, non-creditable fee of $0.03 million per each licensed product upon pre-IND designation, as defined of such licensed product, aggregate milestone payments of up to $0.3 million upon certain regulatory and development milestones; and during the term, the Company must pay Rakuten a low-single digit percentage royalty on net sales. Rakuten receives 10% of all sublicensee income within 30 days of the Company’s receipt from the sublicensee. The 2014 Non-Exclusive Agreement also required the Company to make certain payments upon the achievement of specified development and commercial milestones of up to $0.4 million in aggregate. During the three months ended March 31, 2025 and 2024, the Company recognized no milestones related to this agreement.

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

In January 2022, the Company entered into the First Amendment to the non-exclusive, perpetual license agreement with Life Technologies for use of the license in an additional indication. The cost of this amendment was a one-time fee of $0.05 million. During the three months ended March 31, 2025 and 2024, the Company recognized no expenses related to this agreement.

Effective in September 2022, the Company entered into a new non-exclusive, perpetual license agreement with Life Technologies for licensed products. Under this agreement, the Company is required to pay an initial license fee of $0.4 million for the first licensed product and $0.5 million for each additional licensed product. In addition, the agreement allows the Company the right to sublicense which would lead to a $0.2 million payment for each sublicense per licensed product and a $0.03 million payment for use of the cell line document package. In the event of a change of control, there will be a change of control fee of $0.5 million. During the three months ended March 31, 2025 and 2024, the Company recognized no expenses related to this agreement.

National Institute of Health (NIH)-Collaboration Research and Development Agreement

In July 2011, the Company entered into a Collaboration Research and Development Agreement, or CRADA, with Dr. John Schiller at the NIH, for a period of two years with the rights to an exclusive license to all technology generated within the collaboration. Under this agreement, the Company is required to make annual payments of $0.03 million to fund the research activities, the first payment of which was paid within 30 days of the effective date. Subsequent payments are due within 30 days of the anniversary of the effective date. This agreement was previously amended in 2012, 2013, 2014, 2015, 2016, 2018, 2020, and 2022. During the three months ended March 31, 2025 and 2024, the Company paid no research collaboration fees related to this agreement.

A ninth amendment was effective in September 2024, requiring payment of $0.06 million within 30 days of November 30, 2024, and payment of another $0.05 million within 30 days of September 30, 2025. This ninth amendment extended the term of the CRADA to September 30, 2026. During the three months ended March 31, 2025 and 2024, the Company recognized no expenses related to this agreement.

National Institute of Health (NIH)-Exclusive Patent License Agreement

In September 2013, the Company entered into an exclusive patent license agreement, or the NIH Exclusive License Agreement, with the NIH, that required the Company to pay a license issue royalty of $0.1 million and reimburse the NIH for any patent expenses incurred. Under the agreement, the Company is required to make low single-digit percentage royalty payments based on specified levels of annual net sales of licensed products subject to certain specified reductions. The Company is required to make development and regulatory milestone payments of up to $0.7 million in aggregate and sales milestone payments up to $0.6 million in the aggregate. The Company is also required to pay the NIH a mid-single to low teen-digit percentage of any sublicensing revenue the Company receives. Additionally, the Company’s payment obligations to the NIH are subject to an annual minimum royalty payment of low five figures. The Company did not recognize any patent licensing fees for the three months ended March 31, 2025 and 2024.

In 2015, 2018 and 2019, the Company amended its exclusive patent license to include updates on the status of the commercial development and update/expand the list of licensed patents and patent applications. Each of those amendments required a $0.03 million payment that the Company paid.

Inserm-Transfert License Agreement

In November 2009, the Company entered into an exclusive, royalty-bearing patent license agreement with Inserm-Transfert of France. The agreement expires on a country by country basis based on the last to expire any patent encompassed within the scope of the patent rights or 10 years from the date of the first commercial sales by the Company, whichever is later. The IND filing milestone of €0.01 million was accrued in 2016 and paid in 2017 by the Company. The milestones for the successful Phase I, II and III clinical trials are based on receiving a final report and achieving the primary endpoints defined in that trial; the Phase I and Phase II milestones have been achieved as of March 31, 2025. Upon the sublicense by the Company of a product for which royalties are payable under the agreement, low- to mid-single-digit royalty payments would be due by the Company. The non-milestone payments in this agreement are subject to an anti-stacking clause. The Company did not incur any expenses related to milestones in the three months ended March 31, 2025 and 2024.

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

The Company did not recognize any expenses related to this agreement and related amendments for the three months ended March 31, 2025 and 2024.

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

The Company has calculated basic and diluted net loss per share for the three months ended March 31, 2025 and 2024 as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(27,483)	$(19,706)
Denominator:
Weighted-average common stock outstanding—basic and diluted	50,126,148	49,451,943
Net loss per common share—basic and diluted	$(0.55)	$(0.40)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been antidilutive:

	Three Months Ended March 31,
	2025	2024
Stock options to purchase common stock	6,575,452	5,956,888
Restricted stock units that vest into common stock	2,751,873	1,690,542
Warrants to purchase common stock	5,021	12,686
Total potential dilutive shares	9,332,346	7,660,116

14. Income Taxes

For the three months ended March 31, 2025 and 2024, the Company recorded an income tax provision of $0.02 million and $0.05 million, respectively, resulting in an effective tax rate of 0.1% in each period. The income tax provision for the three months ended March 31, 2025 is attributable to state and foreign income taxes. The difference in the statutory rate and the effective tax rate is primarily the result of the valuation allowance recorded on all deferred tax assets.

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

As of March 31, 2025, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

15. Segment Reporting

Segment reporting is prepared on the same basis that the Company's Chief Executive Officer, who is its chief operating decision maker, or CODM, manages the business and makes operating decisions to allocate resources across departments and functions in line with the Company's strategic goals. The Company operates in one reportable segment which includes all activities related to the research and development of oncology targeted therapies for a range of cancer indications with high unmet medical need. The CODM assesses performance and allocates resources based on comparing actual consolidated net loss to the budget. The measure of segment assets used in determining how to manage and allocate resources is reported within the Company's unaudited condensed consolidated balance sheets as cash and cash equivalents and marketable securities.

As a single reportable segment entity, the Company’s segment performance measure is consolidated net loss. Significant segment expenses are presented below.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Clinical, Preclinical, and R&D Operations (1)	$(16,386)	$(11,499)
Chemistry, Manufacturing, and Controls (1)	(6,957)	(5,553)
General and Administrative (1)	(5,692)	(5,261)
Other Segment Items (2)	1,552	2,607
Net loss	$(27,483)	$(19,706)

(1) Includes depreciation expense directly allocated to respective activities.

(2) Other segment items primarily include interest income, realized gains and losses, and income taxes.

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

There is significant unmet need for novel treatments for patients with choroidal melanoma, given the limitations of the current standard of care, or SoC, and patient reluctance to undergo radiotherapy in the form of either plaque brachytherapy or proton beam therapy, both highly-invasive therapies that result in significant vision loss, and potential legal blindness in the treated eye. Enucleation, or surgical removal of the affected eye, is another treatment option for patients with choroidal melanoma, in which patients lose all vision without the possibility of vision restoration. We are evaluating the safety and efficacy of bel-sar as a potential vision-sparing therapy in our ongoing global Phase 3 CoMpass trial for the first-line treatment of adult patients with small choroidal melanoma and indeterminate lesions, or early-stage choroidal melanoma. We believe enrollment for this Phase 3 trial may be completed as early as the end of 2025. Moreover, we intend to assess the safety and efficacy of bel-sar in treating a range of other solid tumors, beginning with metastases of the choroid and bladder cancer where bel-sar is in clinical development. We believe bel-sar, if approved, has the potential to change the current treatment paradigm for patients with ocular and urologic cancers and other solid tumors.

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

We believe bel-sar has the possibility to transform the field of ocular oncology beyond choroidal melanoma and we plan to expand clinical development in two additional indications: metastases to the choroid and cancers of the ocular surface. Bel-sar has the potential to treat a wide variety of tumor types that metastasize from several primary tumors. We have initiated a Phase 2 clinical trial in metastases to the choroid from breast and lung cancer and have activated sites with patients in prescreening in the United States. We are currently implementing a protocol amendment for the Phase 2 trial to broaden the inclusion criteria beyond breast and lung cancer to include all metastases from different solid tumors as a basket study approach. In addition to advancing bel-sar in metastases to the choroid, we believe this approach will provide clinical insights into multiple tumor types that could be impacted by bel-sar. We expect initial data from this trial in 2025. We also continue to advance pre-clinical activities in cancers of the ocular surface, which has an incidence rate of 35,000 patients a year in the United States and Europe. We plan to initiate a Phase 1 trial in cancers of the ocular surface in 2025.

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

Beyond ocular cancers, bel-sar is in early-stage clinical development in bladder cancer. Bladder cancer is the ninth most common cancer worldwide and it is diagnosed early as non-muscle invasive bladder cancer, or NMIBC, with a prevalence of approximately 80,000 cases per year in the United States. Despite the early diagnosis, patients with NMIBC have a high risk of recurrence and progression with current SoC treatments. In March 2025, we announced positive data from our Phase 1 trial in NMIBC (ClinicalTrials.gov ID: NCT05483868) and, based on these positive data, we are advancing the development of bel-sar in NMIBC. The ongoing Phase 1b/2 trial will evaluate additional doses and cycles of bel-sar in approximately 26 intermediate and high-risk patients. The trial will evaluate two approaches: an immune ablative design and a multimodal neoadjuvant design. In the immune ablative approach, bel-sar will be administered in two cycles without the need for a transurethral resection of the bladder tumor, or TURBT. In the multimodal neoadjuvant cohorts, bel-sar will be administered in two cycles ahead of TURBT. For both approaches, the patients will be monitored for response assessments and reoccurrence at 3, 6, 9, and 12 months. The endpoints of this trial include multiple efficacy assessments, such as complete response rate at 3 months and durability of response up to 12 months in the immune ablative cohorts and recurrence-free survival in the neoadjuvant cohorts. The patients will also be monitored for safety. We have enrolled the first patient in this ongoing trial and expect initial data at 3 months by year-end 2025.

We were incorporated as a Delaware corporation in 2009, and our headquarters are located in Boston, Massachusetts. Since our inception, we have focused our efforts on identifying and developing potential product candidates, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, conducting discovery, research and development activities and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue to date. We have funded our operations primarily through the sale of convertible preferred stock, common stock, and warrants. From inception through March 31, 2025, we have raised an aggregate of approximately $420.0 million of gross proceeds primarily from private placements of our equity and convertible preferred stock as well as through the issuance of our common stock. On November 9, 2023, we issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million, or the 2023 Follow-On Offering. We received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share, for aggregate gross proceeds of $92.5 million, or the 2022 Follow-On Offering. We received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the Securities and Exchange Commission, or the SEC, in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of its common stock from time to time in “at-the-market” offerings, or the ATM, under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. During the year ended December 31, 2023, we issued a total of 261,807 shares of common stock at an average price of $12.49 for aggregate gross proceeds of $3.3 million under the ATM. On March 27, 2024, we filed a new shelf registration statement on Form S-3, or the 2024 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. We did not issue any shares of common stock during the three months ended March 31, 2025 under the ATM.

We have incurred significant operating losses in every year since our inception in 2009 and have not generated any revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $27.5 million and $19.7 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $401.7 million. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of March 31, 2025, we had cash and cash equivalents and marketable securities of $128.0 million. We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” below.

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

Income Tax Provision, Net

For the year ended December 31, 2024, we recorded a $0.1 million income tax provision related to current state and foreign income taxes. Since our inception, we have not recorded any U.S. federal or state tax benefits for our net operating loss carryforwards or research and development tax credits due to the realizability of future taxable income to utilize these tax attributes. As of December 31, 2024, we had accumulated federal, state, and foreign net operating loss carryforwards of approximately $209.8 million, $183.6 million, and $0.7 million, respectively, which may be available to offset future taxable income before applicable expiration periods. As of December 31, 2024, we had federal and state research and development credit carryforwards of $11.3 million and $2.9 million, respectively, which may be available to offset future income tax liabilities before applicable expiration periods. We have recorded a full valuation allowance against the tax benefits, as the determination of the realization of the deferred tax assets was not determined to be more likely than not.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$23,343	$17,052	$6,291
General and administrative	5,692	5,261	431
Total operating expenses	29,035	22,313	6,722
Loss from operations	(29,035)	(22,313)	(6,722)
Other income (expense):
Interest income, including amortization and accretion income	1,594	2,685	(1,091)
Other expense	(24)	(32)	8
Total other income	1,570	2,653	(1,083)
Loss before income taxes	(27,465)	(19,660)	(7,805)
Income tax provision, net	(18)	(46)	28
Net loss	$(27,483)	$(19,706)	$(7,777)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Preclinical	$243	$34	$209
Clinical trials	8,003	3,322	4,681
Manufacturing development	4,434	2,986	1,448
Personnel/overhead expenses	10,663	10,710	(47)
Total research and development expenses	$23,343	$17,052	$6,291

Research and development expenses increased to $23.3 million for the three months ended March 31, 2025 from $17.1 million for the three months ended March 31, 2024, primarily due to ongoing clinical and CRO costs associated with the progression of our global Phase 3 trial of bel-sar in early-stage choroidal melanoma and manufacturing and development costs for bel-sar.

General and Administrative Expenses

General and administrative expenses increased to $5.7 million for the three months ended March 31, 2025 from $5.3 million for the three months ended March 31, 2024, primarily driven by higher personnel expenses related to the growth of our company.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of convertible preferred stock, warrants and common stock. Through March 31, 2025, we have raised an aggregate of approximately $420.0 million of gross proceeds primarily from private placements of our equity and convertible preferred stock and warrants, as well as through the issuance of our common stock. On November 9, 2023, we issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million in the 2023 Follow-On Offering. We received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share for aggregate gross proceeds of $92.5 million in the 2022 Follow-On Offering. We received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into the Sales Agreement with the Sales Agent to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. During the year ended December 31, 2023, we issued a total of 261,807 shares of common stock at an average price of $12.49 for aggregate gross proceeds of $3.3 million under the ATM. On March 27, 2024, we filed the 2024 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. We did not issue any shares of common stock during the three months ended March 31, 2025 under the ATM.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(23,355)	$(24,452)
Net cash provided by investing activities	29,813	9,396
Net cash provided by financing activities	96	253
Net increase (decrease) in cash, cash equivalents, and restricted cash	$6,554	$(14,803)

Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities was $23.4 million primarily due to our net loss of $27.5 million and a decrease in accrued expenses related to timing of vendor invoicing and payments, partially offset by stock-based compensation expense and a decrease in prepaid expenses related to work completed for CRO activities associated with our global Phase 3 trial of bel-sar in early-stage choroidal melanoma.

During the three months ended March 31, 2024, net cash used in operating activities was $24.5 million, primarily due to our net loss of $19.7 million and a decrease in accrued expenses and other current liabilities related to timing of vendor invoicing and payments and a decrease in prepaid expenses related to CRO costs associated with the start of our global Phase 3 trial of bel-sar in early-stage choroidal melanoma, partially offset by an increase in stock-based compensation expense.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2025 was $29.8 million primarily due to maturities of marketable securities partially offset by purchases of property and equipment.

Net cash provided by investing activities during the three months ended March 31, 2024 was $9.4 million primarily due to proceeds from sale of marketable securities partially offset by purchases of marketable securities and property and equipment.

Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was $0.1 million from proceeds from issuance of common stock under the ESPP.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. As of March 31, 2025, we had cash, cash equivalents, and marketable securities of $128.0 million. Based on our research and development plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Material Cash Requirements

The following table summarizes our contractual obligations and commitments as of March 31, 2025.

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	$26,836	$3,331	$10,600	$7,598	$5,307
Total	$26,836	$3,331	$10,600	$7,598	$5,307

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies from those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

Recent Accounting Pronouncements

We assessed the recent accounting pronouncements for the three months ended March 31, 2025, and determined no pronouncements have material impact to the unaudited condensed consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial and Business Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial and Business Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial and Business Officer, to allow timely decisions regarding any required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2025, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Our net losses were $27.5 million and $19.7 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $401.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly as we continue clinical development for bel-sar and continue to discover and develop additional product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We incur costs, and will incur additional costs, associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. To date, we have not generated any revenue from any product sales. Our ability to become profitable depends upon our ability to generate revenue. We have no products approved for commercial sale and, therefore, have never generated any revenue from product sales, and we do not expect to in the foreseeable future. Further, we do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:

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

Changes in funding, leadership, personnel, policies or priorities of, or other disruptions at federal governmental agencies, including from government shut downs or layoffs of federal agency employees or other disruptions to these agencies’ operations, funding or staffing, could hinder their ability to hire and retain key leadership and other personnel, prevent, delay, or hinder the research, development or commercialization of new products and services or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions in staffing, funding or operations at the FDA, SEC, NIH, USPTO and other government agencies, including substantial leadership departures, personnel cuts, and changes and/or additional policies or regulations relating to federal agencies as a result of the new U.S. presidential administration, may also prevent, delay or hinder the research, development or commercialization of new products, including review and/or approval of new products by necessary government agencies, any of which would adversely affect our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

In addition, over the last several years, the U.S. government has shut down at times and certain federal agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, including as a result of reaching the debt ceiling, it could significantly impact the ability of federal agencies to perform normal business functions on which the operation of our business may rely, including the FDA’s ability to timely review and process our regulatory submissions, any of which could have a material adverse effect on our business. Further, future government shutdowns or other disruption of the operations of federal agencies could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Based on the beneficial ownership of our common stock as of March 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 52.8% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of March 31, 2025, we have 50,225,312 shares of common stock outstanding. Significant portions of these shares are held by a small number of stockholders, including persons who were our stockholders prior to our IPO. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, certain shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered or intend to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, our directors, executive officers and certain affiliates may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Our business, financial condition, results of operations or prospects could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape. Changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the United States, particularly from China, Canada, and Mexico. Additionally, on April 2, 2025, the United States imposed substantial tariffs on most countries throughout the world. The Trump administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by countries with which the United States trades. Historically, tariffs have led to increased trade and political tensions, between not only the United States and China, but also between the United States and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Insider Trading Arrangements

None of our directors or officers, as defined in Rule 16a-1(f) under the Securities Act, adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) of Regulation S-K, during the quarter ended March 31, 2025.

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

10.1*†^	Employment Offer Letter, dated May 9, 2025, by and between Anthony Gibney and the Registrant.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Aura Biosciences, Inc.

Date: May 15, 2025	By:	/s/ Elisabet de los Pinos
Elisabet de los Pinos
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Anthony Gibney
Anthony Gibney
Chief Financial and Business Officer
(Principal Financial Officer)

Date: May 15, 2025	By:	/s/ Amy Elazzouzi
Amy Elazzouzi
Senior Vice President, Finance
(Principal Accounting Officer)