Form 10-Q
period 2025-06-30
Aura Biosciences, Inc.
filed 2025-08-13
CIK 1501796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, the Registrant had 62,119,873 shares of common stock, $0.00001 par value per share, outstanding.

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
•
The U.S Food and Drug Administration’s agreement to a Special Protocol Assessment with respect to the study design of our global Phase 3 trial of bel-sar for the treatment of early choroidal melanoma does not guarantee any particular outcome from regulatory review, including ultimate approval, and may not lead to a successful review or approval process.
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

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aura Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$107,367	$31,693
Marketable securities	69,944	119,401
Prepaid expenses and other current assets	6,647	9,529
Total current assets	183,958	160,623
Restricted cash and deposits	768	768
Right-of-use assets - operating lease	16,622	17,379
Other long-term assets	185	518
Property and equipment, net	2,864	3,215
Total Assets	$204,397	$182,503
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,286	2,304
Short-term operating lease liability	3,196	3,149
Accrued expenses and other current liabilities	10,370	9,460
Total current liabilities	14,852	14,913
Long-term operating lease liability	14,916	15,620
Total Liabilities	29,768	30,533
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.00001 par value, 150,000,000 authorized at June 30, 2025 and December 31, 2024, and 62,071,050 and 49,998,279 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	603,333	525,934
Accumulated deficit	(428,729)	(374,227)
Accumulated other comprehensive income	25	263
Total Stockholders’ Equity	174,629	151,970
Total Liabilities and Stockholders’ Equity	$204,397	$182,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Expenses:
Research and development	$22,882	$16,879	$46,225	$33,932
General and administrative	5,731	5,883	11,423	11,145
Total operating expenses	28,613	22,762	57,648	45,077
Total operating loss	(28,613)	(22,762)	(57,648)	(45,077)
Other income (expense):
Interest income, including amortization and accretion income	1,678	2,451	3,271	5,137
Other expense	(36)	(26)	(59)	(57)
Total other income	1,642	2,425	3,212	5,080
Loss before income taxes	(26,971)	(20,337)	(54,436)	(39,997)
Income tax provision, net	(48)	—	(66)	(46)
Net loss	$(27,019)	$(20,337)	$(54,502)	$(40,043)
Net loss per common share—basic and diluted	$(0.47)	$(0.41)	$(1.01)	$(0.81)
Weighted average common stock outstanding—basic and diluted	58,015,718	49,548,120	54,092,728	49,500,032
Comprehensive loss:
Net loss	$(27,019)	$(20,337)	$(54,502)	$(40,043)
Other comprehensive items:
Unrealized loss on marketable securities	(88)	(201)	(226)	(722)
Currency translation adjustment	8	—	(12)	—
Total other comprehensive loss	(80)	(201)	(238)	(722)
Total comprehensive loss	$(27,099)	$(20,538)	$(54,740)	$(40,765)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2024	49,998,279	$—	$525,934	$(374,227)	$263	$151,970
Stock-based compensation expense	—	—	3,514	—	—	3,514
Employee Stock Purchase Plan issuance	15,263	—	96	—	—	96
Vesting of restricted stock	211,770	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	(137)	(137)
Currency translation adjustment	—	—	—	—	(21)	(21)
Other	—	—	27	—	—	27
Net loss	—	—	—	(27,483)	—	(27,483)
Balance, March 31, 2025	50,225,312	$—	$529,571	$(401,710)	$105	$127,966
Stock-based compensation expense	—	—	3,833	—	—	3,833
Stock option exercises	1,424	—	2	—	—	2
Vesting of restricted stock	108,749	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	(88)	(88)
Issuance of common stock through follow-on offering, net of issuance costs of $384	11,735,565	—	46,517	—	—	46,517
Issuance of pre-funded warrants through follow-on offering, net of issuance costs of $117	—	—	14,156	—	—	14,156
Issuance of common stock warrants through follow-on offering, net of issuance costs of $76	—	—	9,254	—	—	9,254
Currency translation adjustment	—	—	—	—	8	8
Net loss	—	—	—	(27,019)	—	(27,019)
Balance, June 30, 2025	62,071,050	—	603,333	(428,729)	25	174,629

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2023	49,350,788	$—	$512,617	$(287,308)	$539	$225,848
Stock-based compensation expense	—	—	2,909	—	—	2,909
Employee Stock Purchase Plan issuance	12,314	—	95	—	—	95
Stock option exercises	51,180	—	158	—	—	158
Vesting of restricted stock	90,123	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	(521)	(521)
Net loss	—	—	—	(19,706)	—	(19,706)
Balance, March 31, 2024	49,504,405	$—	$515,779	$(307,014)	$18	$208,783
Stock-based compensation expense	—	—	3,126	—	—	3,126
Stock option exercises	24,245	—	83	—	—	83
Vesting of restricted stock	54,708	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	(201)	(201)
Net loss	—	—	—	(20,337)	—	(20,337)
Balance, June 30, 2024	49,583,358	—	518,988	(327,351)	(183)	191,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(54,502)	$(40,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	577	619
Accretion income on marketable securities	(785)	(2,821)
Stock-based compensation expense	7,347	6,035
Other non-cash items	27	(5)
Non-cash lease expense	757	713
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,882	(2,555)
Other long-term assets	333	65
Accounts payable	(1,018)	(517)
Accrued expenses and other liabilities	910	(1,548)
Operating lease liabilities	(657)	(523)
Net cash used in operating activities	(44,129)	(40,580)
Cash flows from investing activities:
Purchases of property and equipment	(226)	(613)
Purchases of marketable securities	(9,984)	(39,105)
Maturities of marketable securities	60,000	—
Proceeds from sale of marketable securities	—	68,955
Net cash provided by investing activities	49,790	29,237
Cash flows from financing activities:
Proceeds from exercise of stock options	2	241
Proceeds from issuance of common stock from follow-on offering, net of issuance costs	46,517	—
Proceeds from issuance of pre-funded warrants from follow-on offering, net of issuance costs	14,156	—
Proceeds from issuance of common stock warrants from follow-on offering, net of issuance costs	9,254	—
Proceeds from ESPP purchases	96	95
Net cash provided by financing activities	70,025	336
Net increase (decrease) in cash, cash equivalents and restricted cash	75,686	(11,007)
Effect of exchange rate changes on cash and cash equivalents	(12)	—
Cash, cash equivalents and restricted cash at beginning of period	32,461	41,850
Cash, cash equivalents and restricted cash at end of period	$108,135	$30,843
Supplemental disclosure of cash flow information:
Purchases of property and equipment in accounts payable and accrued expenses and other liabilities	—	190

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	June 30,
	2025	2024
Cash and cash equivalents, end of period	$107,367	$30,075
Long-term restricted cash, end of period	768	768
Cash, cash equivalents and restricted cash at end of period	$108,135	$30,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Aura Biosciences, Inc., or the Company or Aura, is a clinical-stage biotechnology company developing precision therapies to treat solid tumors designed to preserve organ function. Within these unaudited condensed consolidated financial statements, unless the context otherwise requires, references to the Company or Aura refer to Aura Biosciences, Inc. and its subsidiaries on a consolidated basis. The Company’s proprietary platform is designed to enable the targeting of a broad range of solid tumors using Virus-Like Particles, or VLPs, that can be conjugated with drugs or loaded with nucleic acids to create Virus-Like Drug Conjugates, or VDCs. VDCs are a novel class of drugs with a dual mechanism of action that promote cancer cell death by both the delivery of the cytotoxic payload to generate acute necrosis and activation of a secondary immune mediated response. The Company’s initial focus is in ocular and urologic oncology, both areas of high unmet medical need where local targeted therapies may enable early intervention. The Company is evaluating the safety and efficacy of its lead candidate, bel-sar, as a potential vision-sparing therapy in an ongoing global Phase 3 CoMpass trial for the first-line treatment of adult patients with small choroidal melanoma or indeterminate lesions, or early choroidal melanoma. Bel-sar is also in clinical development in metastases to the choroid and bladder cancer and is being explored for cancers of the ocular surface. The Company envisions the potential for development of bel-sar in additional therapeutic areas. Aura’s headquarters are located in Boston, Massachusetts.

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

Liquidity

Through June 30, 2025, the Company has funded its operations primarily with proceeds from the initial and additional closings of its convertible preferred stock financings, and through its initial public offering, or IPO, follow-on offerings and at-the-market offering, or ATM. On May 16, 2025, the Company issued and sold 11,735,565 shares of common stock, pre-funded warrants to purchase up to 3,571,435 shares of common stock, and accompanying warrants to purchase an aggregate of 3,826,750 shares of common stock, or the 2025 Follow-On Offering. The common stock and pre-funded warrants were sold in the 2025 Follow-On Offering in combination with an accompanying common stock warrant to purchase 0.25 of a share of common stock for each share of common stock or pre-funded warrant sold. Each such share of common stock was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.90, and each such pre-funded warrant was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.89999. The Company received approximately $69.9 million in net proceeds from the 2025 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On November 9, 2023, the Company issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million, or the 2023 Follow-On Offering. The Company received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On November 1, 2022, the Company filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into the Open Market Sale AgreementSM, or Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, the Company delivered written notice to Jefferies that the Company was suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. On March 27, 2024, the Company filed a new shelf registration statement on Form S-3, or the 2024 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. The Company did not issue any shares of common stock during the three and six months ended June 30, 2025 under the ATM.

As of the issuance date of these unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025, the Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these unaudited condensed consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025 and 2024 are also unaudited. The unaudited condensed results of operations are not necessarily indicative of the operating results that may occur for the full fiscal year ending December 31, 2025. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission, or the SEC. Management believes that the disclosures provided here are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2024, in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2025. There have been no changes to the Company’s significant accounting policies except as noted below.

Warrants

The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing a variable number of shares.

If warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable U.S. GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the consolidated statements of operations as a gain or loss. The Company's outstanding warrants are accounted for at fair value on the issuance date and not subject to changes in fair value recognized after the issuance date.

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

New Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires the Company to provide further disaggregated information of relevant expense captions within its consolidated statements of operations, including employee compensation and depreciation, as well as the inclusion of other specific expenses, gains and losses required by existing U.S. GAAP. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The standard may be applied prospectively or retrospectively. While the standard will require additional disclosures related to certain expenses included in the consolidated statements of operations, the standard is not expected to have any impact on the Company’s consolidated operating results, financial condition or cash flows.

3. Fair Value of Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2025 and December 31, 2024 (in thousands):

Description	June 30, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$106,709	$106,709	$—	$—
Marketable securities:
U.S. Government agencies	69,944	—	69,944	—
Total financial assets	$176,653	$106,709	$69,944	$—

Description	December 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$30,845	$30,845	$—	$—
Marketable securities:
U.S. Government agencies	119,401	—	119,401	—
Total financial assets	$150,246	$30,845	$119,401	$—

There were no transfers within the fair value hierarchy during the six months ended June 30, 2025.

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Assets under construction	$151	$272
IT equipment	451	451
Leasehold improvements	471	471
Lab equipment	8,354	8,007
	$9,427	$9,201
Less—accumulated depreciation	(6,563)	(5,986)
Property and equipment, net	$2,864	$3,215

Depreciation expense was $0.3 million for each of the three months ended June 30, 2025 and 2024. In addition, depreciation expense was $0.6 million for each of the six months ended June 30, 2025 and 2024.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid insurance	$648	$1,696
Prepaid research and development expenses	3,384	6,007
Other	2,615	1,826
Prepaid expenses and other current assets	$6,647	$9,529

6. Marketable Securities

Marketable securities consisted of the following (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$69,902	$54	$(12)	$69,944
Total	$69,902	$54	$(12)	$69,944

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	119,130	297	(26)	$119,401
Total	$119,130	$297	$(26)	$119,401

As of June 30, 2025, the unrealized losses on the Company’s investments in U.S. government agencies securities were caused by interest rate increases. The current credit ratings are all within the guidelines of the investment policy of the Company, and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. The Company does not intend to sell the investments, and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of June 30, 2025, one marketable security with contractual maturity of one year or less was in an unrealized loss position totaling $0.01 million, and all marketable securities held by the Company had remaining contractual maturities of one year or less.

As of June 30, 2024, twelve marketable securities with contractual maturities of one year or less were in an unrealized loss position totaling $0.1 million.

There were no impairments of the Company’s marketable securities measured and carried at fair value during the six months ended June 30, 2025 and 2024.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued research and development expenses	$5,452	$3,386
Accrued compensation	4,394	5,456
Accrued audit, tax, and consulting expenses	297	430
Other	227	188
Accrued expenses and other current liabilities	$10,370	$9,460

8. Stockholders' Equity

The Company had 150,000,000 authorized shares of common stock, par value $0.00001 per share, of which 62,071,050 and 49,998,279 shares were issued and outstanding at June 30, 2025 and December 31, 2024, respectively.

In addition, the Company had 10,000,000 authorized shares of preferred stock, par value $0.00001 per share, all of which shares of preferred stock are undesignated. No authorized shares of preferred stock were issued and outstanding at June 30, 2025 and December 31, 2024.

Financings

On May 16, 2025, the Company issued and sold 11,735,565 shares of common stock, pre-funded warrants to purchase up to 3,571,435 shares of common stock, and accompanying warrants to purchase an aggregate of 3,826,750 shares of common stock. The common stock and pre-funded warrants were sold in the 2025 Follow-On Offering in combination with an accompanying common stock warrant to purchase 0.25 of a share of common stock for each share of common stock or pre-funded warrant sold. Each such share of common stock was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.90, and each such pre-funded warrant was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.89999. The Company received approximately $69.9 million in net proceeds from the 2025 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses.

On March 27, 2024, the Company filed the 2024 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. The Company did not issue any shares of common stock during the six months ended June 30, 2025 under the ATM.

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

2021 Stock Option and Incentive Plan

The 2021 Stock Option and Incentive Plan, or the 2021 Plan, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. The 2021 Plan permits the granting of both options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Code and options that do not so qualify. The number of shares initially reserved for issuance under the 2021 Plan was 3,352,166, which increased on January 1, 2022 and will continue to increase each January 1 thereafter, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. The maximum number of shares of common stock that may be issued in the form of incentive stock options shall not exceed the initial limit, cumulatively increased on January 1, 2022 and on each January 1 thereafter by the lesser of the annual increase for such year or 3,352,166 shares of common stock. On January 1, 2025, the shares reserved for issuance were increased to 11,667,747 shares. With the transfer of shares to the 2021 Plan in connection with the termination or expiration of awards under the 2018 Plan, together with shares otherwise available under the 2021 Plan, there were 3,769,133 options and restricted stock units available for grant under the 2021 Plan at June 30, 2025.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan, or the ESPP, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. A total of 335,217 shares of common stock were initially reserved for issuance under this plan, which increased on January 1, 2022 and will continue to increase each January 1 thereafter through January 1, 2031, by the least of (i) 335,217 shares of common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the ESPP. On January 1, 2025, the shares reserved for issuance were increased to 1,593,596 shares. The purchase price of the shares under the ESPP is at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of June 30, 2025, 1,578,333 shares were available to be issued under the ESPP. The Company recognized $0.01 million and $0.02 million in stock-based compensation expense related to the ESPP for the three months ended June 30, 2025 and 2024, respectively. The Company recognized $0.03 million and $0.05 million of share-based compensation expense related to the ESPP for the six months ended June 30, 2025 and 2024, respectively.

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

The following table summarizes stock option activity under the 2018 Plan and 2021 Plan for the six months ended June 30, 2025:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	5,522,353	$8.17	6.91	$8,068
Granted	1,426,590	7.25
Exercised	(11,372)	5.04
Cancelled/Forfeited	(76,824)	8.29
Outstanding at June 30, 2025	6,860,747	$7.98	7.10	$3,451
Exercisable at June 30, 2025	3,940,802	$7.87	5.67	$3,393

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2025 and 2024 was $5.57 and $5.84 per share, respectively. The fair value of options vested during the six months ended June 30, 2025 and 2024 was $4.6 million and $4.3 million, respectively. The total intrinsic value of options exercised was $0.01 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.

The fair value of the stock options granted for the three and six months ended June 30, 2025 and 2024 was measured with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	4.09%	4.37%	4.31%	3.93%
Expected term (years)	6.00	5.97	6.04	6.04
Expected volatility of the underlying stock	90.80%	89.10%	90.87%	88.59%
Expected dividend rate	—%	—%	—%	—%

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions. Unvested restricted stock units may not be sold or transferred by the holder.

A summary of the restricted stock units activity during the six months ended June 30, 2025 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	1,589,042	$8.76
Granted	1,619,482	7.43
Vested/Released	(320,519)	8.42
Forfeited	(63,766)	8.24
Unvested at June 30, 2025	2,824,239	$8.05

As a result of the 2021 Plan, the Company granted restricted stock units which vest in increments of 25% annually over a period of four years. For the six months ended June 30, 2025, 320,519 restricted stock units vested with a fair value of $2.7 million.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$2,069	$1,541	$3,984	$3,019
General and administrative	1,764	1,585	3,363	3,016
Total	$3,833	$3,126	$7,347	$6,035

As of June 30, 2025, there was $16.7 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.89 years.

As of June 30, 2025, there was $19.5 million of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.07 years.

10. Warrants

In May 2025, in connection with the 2025 Follow-On Offering, the Company issued pre-funded warrants to purchase up to 3,571,435 shares of common stock and warrants to purchase an aggregate of 3,826,750 shares of common stock. Each pre-funded warrant has an initial exercise price per share of $0.00001, subject to certain adjustments. The pre-funded warrants are exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full. Each common stock warrant has an initial exercise price per share of $4.90, subject to certain adjustments. The common stock warrants are immediately exercisable from the date of issuance until expiration five years after the date of issuance. Pursuant to ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the pre-funded warrants and common stock warrants were classified as permanent equity. As of June 30, 2025, 3,571,435 pre-funded warrants and 3,826,750 common stock warrants remained outstanding.

In February 2015 and May 2015, the Company issued warrants to purchase 1,650,098 and 887,536 shares of Series B convertible preferred stock, respectively, at an exercise price of $1.24235 per share (the “Series B Warrants”). Each Series B Warrant was immediately exercisable and expired ten years from the original date of issuance. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the Series B Warrants were classified as a liability and were re-measured to fair value at each balance sheet date. A total of 173,827 of the Series B Warrants were outstanding and were converted into warrants to purchase 12,686 shares of common stock with an exercise price of $17.03 upon the completion of the IPO in November 2021. As a result, the 12,686 common stock warrants were converted into equity instruments. During the six months ended June 30, 2025, all 12,686 of these common stock warrants expired, and none remain outstanding as of June 30, 2025.

The following is a summary of warrant activity for the six months ended June 30, 2025:

	Number of Warrants
	Equity classified	Liability classified	Total
Outstanding as of December 31, 2024	12,686	—	12,686
Issued	7,398,185	—	7,398,185
Expired	(12,686)	—	(12,686)
Outstanding as of June 30, 2025	7,398,185	—	7,398,185

11. Compensation

In January 2012, the Company adopted the Aura Biosciences 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 100% of the first 6% of employee contributions. The Company made matching contributions of $0.3 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively. The Company made matching contributions of $0.7 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.

12. Commitments and Contingencies

Lease Commitments

The Company has historically entered into lease arrangements for its facilities. The Company has one operating lease for its office and laboratory facility with required future minimum payments as of June 30, 2025.

On May 16, 2022, the Company entered into an office and laboratory lease in Boston, Massachusetts with an initial 10-year term and one renewal option to extend the lease for an additional seven years. The lease commenced on August 1, 2022, and estimated payments due under the initial term total $35.2 million. The lease requires a letter of credit totaling $0.8 million which is classified as long-term restricted cash and deposits on the unaudited condensed consolidated balance sheets. The lease also provided for the landlord to reimburse the Company up to $0.5 million for certain costs related to expansion of the laboratory space. As of June 30, 2025, the Company has completed the expansion and has incurred and been fully reimbursed for $0.5 million of expenses.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s leases for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease Costs
Operating lease costs	$867	$867	$1,733	$1,776
Variable lease costs	304	279	573	640
Total lease costs	$1,171	$1,146	$2,306	$2,416

Cash paid for amounts included in the measurement of lease liabilities—operating leases	$1,633	$1,585
Weighted-average remaining lease term—operating leases (years)	7.09	8.09
Weighted-average discount rate—operating leases	10.71%	10.71%

The following table reconciles the future minimum commitments to the Company’s operating lease liabilities at June 30, 2025 (in thousands):

Operating lease payments as of June 30, 2025
2025	$1,674
2026	3,405
2027	3,507
2028	3,611
2029	3,715
Thereafter	10,108
Total lease payments	26,020
Less: interest	(7,908)
Total lease liabilities at June 30, 2025	18,112
Less: current portion of lease liabilities	3,196
Lease liabilities, net of current portion	$14,916

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

The Company recognized no expenses related to this agreement and related amendments for the six months ended June 30, 2025 and 2024, respectively.

2014 Non-Exclusive Agreement

In December 2014, the Company entered into a Non-Exclusive License Agreement, or the 2014 Non-Exclusive Agreement, with LI-COR for the supply of IRDye 700DX to the Company for the treatment and diagnosis of non-ocular solid tumor cancers in humans. Under the 2014 Non-Exclusive Agreement, the Company paid a license issue fee of $0.03 million on the effective date. The Company must also pay Rakuten a non-refundable, non-creditable fee of $0.03 million per each licensed product upon pre-IND designation, as defined of such licensed product, aggregate milestone payments of up to $0.3 million upon certain regulatory and development milestones; and during the term, the Company must pay Rakuten a low-single digit percentage royalty on net sales. Rakuten receives 10% of all sublicensee income within 30 days of the Company’s receipt from the sublicensee. The 2014 Non-Exclusive Agreement also required the Company to make certain payments upon the achievement of specified development and commercial milestones of up to $0.4 million in aggregate. During the six months ended June 30, 2025 and 2024, the Company recognized no milestones related to this agreement.

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

In January 2022, the Company entered into the First Amendment to the non-exclusive, perpetual license agreement with Life Technologies for use of the license in an additional indication. The cost of this amendment was a one-time fee of $0.05 million. During the six months ended June 30, 2025 and 2024, the Company recognized no expenses related to this agreement.

Effective in September 2022, the Company entered into a new non-exclusive, perpetual license agreement with Life Technologies for licensed products. Under this agreement, the Company is required to pay an initial license fee of $0.4 million for the first licensed product and $0.5 million for each additional licensed product. In addition, the agreement allows the Company the right to sublicense which would lead to a $0.2 million payment for each sublicense per licensed product and a $0.03 million payment for use of the cell line document package. In the event of a change of control, there will be a change of control fee of $0.5 million. During the six months ended June 30, 2025 and 2024, the Company recognized no expenses related to this agreement.

National Institute of Health (NIH)-Collaboration Research and Development Agreement

In July 2011, the Company entered into a Collaboration Research and Development Agreement, or CRADA, with Dr. John Schiller at the NIH, for a period of two years with the rights to an exclusive license to all technology generated within the collaboration. Under this agreement, the Company is required to make annual payments of $0.03 million to fund the research activities, the first payment of which was paid within 30 days of the effective date. Subsequent payments are due within 30 days of the anniversary of the effective date. This agreement was previously amended in 2012, 2013, 2014, 2015, 2016, 2018, 2020, and 2022. During the six months ended June 30, 2025 and 2024, the Company paid no research collaboration fees related to this agreement.

A ninth amendment was effective in September 2024, requiring payment of $0.06 million within 30 days of November 30, 2024, and payment of another $0.05 million within 30 days of September 30, 2025. This ninth amendment extended the term of the CRADA to September 30, 2026. During the six months ended June 30, 2025 and 2024, the Company recognized no expenses related to this agreement.

National Institute of Health (NIH)-Exclusive Patent License Agreement

In September 2013, the Company entered into an exclusive patent license agreement, or the NIH Exclusive License Agreement, with the NIH, that required the Company to pay a license issue royalty of $0.1 million and reimburse the NIH for any patent expenses incurred. Under the agreement, the Company is required to make low single-digit percentage royalty payments based on specified levels of annual net sales of licensed products subject to certain specified reductions. The Company is required to make development and regulatory milestone payments of up to $0.7 million in aggregate and sales milestone payments up to $0.6 million in the aggregate. The Company is also required to pay the NIH a mid-single to low teen-digit percentage of any sublicensing revenue the Company receives. Additionally, the Company’s payment obligations to the NIH are subject to an annual minimum royalty payment of low five figures. The Company did not recognize any patent licensing fees for the six months ended June 30, 2025 and 2024.

In 2015, 2018 and 2019, the Company amended its exclusive patent license to include updates on the status of the commercial development and update/expand the list of licensed patents and patent applications. Each of those amendments required a $0.03 million payment that the Company paid.

Inserm-Transfert License Agreement

In November 2009, the Company entered into an exclusive, royalty-bearing patent license agreement with Inserm-Transfert of France. The agreement expires on a country by country basis based on the last to expire any patent encompassed within the scope of the patent rights or 10 years from the date of the first commercial sales by the Company, whichever is later. The IND filing milestone of €0.01 million was accrued in 2016 and paid in 2017 by the Company. The milestones for the successful Phase I, II and III clinical trials are based on receiving a final report and achieving the primary endpoints defined in that trial; the Phase I and Phase II milestones have been achieved as of June 30, 2025. Upon the sublicense by the Company of a product for which royalties are payable under the agreement, low- to mid-single-digit royalty payments would be due by the Company. The non-milestone payments in this agreement are subject to an anti-stacking clause. The Company did not incur any expenses related to milestones in the six months ended June 30, 2025 and 2024.

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

The Company did not recognize any expenses related to this agreement and related amendments for the six months ended June 30, 2025 and 2024.

13. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. The Company has included pre-funded warrants to purchase 3,571,435 shares of common stock at an exercise price of $0.00001 in its computation of basic net loss per share. Diluted net loss per share is the same as basic net loss per share for the periods presented since the effects of potentially dilutive securities are antidilutive given the net loss of the Company.

The Company has calculated basic and diluted net loss per share for the three and six months ended June 30, 2025 and 2024 as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(27,019)	$(20,337)	$(54,502)	$(40,043)
Denominator:
Weighted-average common stock outstanding—basic and diluted	58,015,718	49,548,120	54,092,728	49,500,032
Net loss per common share—basic and diluted	$(0.47)	$(0.41)	$(1.01)	$(0.81)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been antidilutive:

	Six Months Ended June 30,
	2025	2024
Stock options to purchase common stock	6,860,747	6,049,829
Restricted stock units that vest into common stock	2,824,239	1,758,414
Warrants to purchase common stock	3,826,750	12,686
Total potential dilutive shares	13,511,736	7,820,929

14. Income Taxes

For the six months ended June 30, 2025 and 2024, the Company recorded an income tax provision of $0.07 million and $0.05 million, respectively, resulting in an effective tax rate of 0.1% in each period. The income tax provision for the six months ended June 30, 2025 is attributable to state and foreign income taxes. The difference in the statutory rate and the effective tax rate is primarily the result of the valuation allowance recorded on all deferred tax assets.

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

As of June 30, 2025, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Clinical, Preclinical, and R&D Operations (1)	$(16,811)	$(12,123)	$(33,197)	$(23,623)
Chemistry, Manufacturing, and Controls (1)	(6,071)	(4,756)	(13,028)	(10,309)
General and Administrative (1)	(5,731)	(5,883)	(11,423)	(11,145)
Other Segment Items (2)	1,594	2,425	3,146	5,034
Net loss	$(27,019)	$(20,337)	$(54,502)	$(40,043)

(1) Includes depreciation expense directly allocated to respective activities.

(2) Other segment items primarily include interest and accretion income, realized gains and losses, and income taxes.

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

Overview

We are a clinical-stage biotechnology company developing precision therapies to treat solid tumors designed to preserve organ function. Our lead candidate bel-sar is in late-stage clinical development for the treatment of patients with small choroidal melanoma or indeterminate lesions, or early choroidal melanoma, and is also in clinical development for other ocular oncology indications and bladder cancer.

There is significant unmet need for novel treatments for patients with choroidal melanoma, given the limitations of the current standard of care, or SoC, and patient reluctance to undergo radiotherapy in the form of either plaque brachytherapy or proton beam therapy, both highly-invasive therapies that result in significant vision loss, and potential legal blindness in the treated eye. Enucleation, or surgical removal of the affected eye, is another treatment option for patients with choroidal melanoma, in which patients lose all vision without the possibility of vision restoration. We are evaluating the safety and efficacy of bel-sar as a potential vision-sparing therapy in our ongoing global Phase 3 CoMpass trial for the first-line treatment of adult patients with early choroidal melanoma. We believe enrollment for this Phase 3 trial may be completed as early as the end of 2025. Moreover, we intend to assess the safety and efficacy of bel-sar in treating a range of other solid tumors, beginning with metastases of the choroid and bladder cancer where bel-sar is in clinical development. We believe bel-sar, if approved, has the potential to change the current treatment paradigm for patients with ocular and urologic cancers and other solid tumors.

Bel-sar has shown clinical benefit and has been generally well-tolerated in clinical trials to date. In a Phase 2 study (ClinicalTrials.gov ID: NCT04417530) evaluating suprachoroidal administration of bel-sar for the first-line treatment of early choroidal melanoma, patients were closely monitored over a twelve-month follow-up period to assess tumor control, visual acuity preservation, and tumor growth rate. A total of 22 patients were enrolled in the study. Bel-sar achieved an 80% tumor control rate (n=8/10) among Phase 3-eligible patients who received the therapeutic regimen, with complete cessation of growth following treatment among responders (post-treatment average growth rate of 0.011 mm/yr among responders compared to 0.351 mm/yr prior to study entry; p<0.0001). Visual acuity preservation was achieved in 90% of these ten patients. Importantly, 80% of these ten patients were at high risk for vision loss with tumors close to the fovea or optic disc, highlighting the potential for vision preservation with this novel class of drugs. The safety profile of bel-sar was highly favorable in all participants regardless of dose. We believe the Phase 2 results are a significant achievement considering the typically poor prognosis associated with choroidal melanoma, a rare and life-threatening ocular cancer, where there are no approved vision-preserving therapies to date.

We believe bel-sar has the possibility to transform the field of ocular oncology beyond choroidal melanoma and we plan to expand clinical development in two additional indications: metastases to the choroid and cancers of the ocular surface. Bel-sar has the potential to treat a wide variety of tumor types that metastasize from several primary tumors. We have initiated a Phase 2 clinical trial in metastases to the choroid from breast and lung cancer and have activated sites with patients in prescreening in the United States. We are currently implementing a protocol amendment for the Phase 2 trial to broaden the inclusion criteria beyond breast and lung cancer to include all metastases from different solid tumors as a basket study approach. In addition to advancing bel-sar in metastases to the choroid, we believe this approach will provide clinical insights into multiple tumor types that could be impacted by bel-sar. We expect initial data from this trial in 2025. We also continue to advance pre-clinical activities in cancers of the ocular surface, which has an incidence rate of 35,000 patients a year in the United States and Europe. We plan to have initial data from an early proof of concept Phase 1 trial in cancers of the ocular surface in 2026.

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

Beyond ocular cancers, bel-sar is in early clinical development in bladder cancer. Bladder cancer is the ninth most common cancer worldwide and it is diagnosed early as non-muscle invasive bladder cancer, or NMIBC, with a prevalence of approximately 80,000 cases per year in the United States. Despite the early diagnosis, patients with NMIBC have a high risk of recurrence and progression with current SoC treatments. In March 2025, we announced positive data from our Phase 1 trial in NMIBC (ClinicalTrials.gov ID: NCT05483868) and, based on these positive data, we are advancing the development of bel-sar in NMIBC. The ongoing Phase 1b/2 trial will evaluate additional doses and cycles of bel-sar in approximately 26 intermediate and high-risk patients. The trial will evaluate two approaches: an immune ablative design and a multimodal neoadjuvant design. In the immune ablative approach, bel-sar will be administered in two cycles without the need for a transurethral resection of the bladder tumor, or TURBT. In the multimodal neoadjuvant cohorts, bel-sar will be administered in two cycles ahead of TURBT. For both approaches, the patients will be monitored for response assessments and reoccurrence at 3, 6, 9, and 12 months. The endpoints of this trial include multiple efficacy assessments, such as complete response rate at 3 months and durability of response up to 12 months in the immune ablative cohorts and recurrence-free survival in the neoadjuvant cohorts. The patients will also be monitored for safety. This trial is actively enrolling and remains on track.

We were incorporated as a Delaware corporation in 2009, and our headquarters are located in Boston, Massachusetts. Since our inception, we have focused our efforts on identifying and developing potential product candidates, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, conducting discovery, research and development activities and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue to date. We have funded our operations primarily through the sale of convertible preferred stock, common stock, and warrants. From inception through June 30, 2025, we have raised an aggregate of approximately $490.5 million of gross proceeds primarily from private placements of our equity and convertible preferred stock as well as through the issuance of our common stock. On May 16, 2025, we issued and sold 11,735,565 shares of common stock, pre-funded warrants to purchase up to 3,571,435 shares of common stock, and accompanying warrants to purchase an aggregate of 3,826,750 shares of common stock, or the 2025 Follow-On Offering. The common stock and pre-funded warrants were sold in the 2025 Follow-On Offering in combination with an accompanying common stock warrant to purchase 0.25 of a share of common stock for each share of common stock or pre-funded warrant sold. Each such share of common stock was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.90, and each such pre-funded warrant was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.89999. We received approximately $69.9 million in net proceeds from the 2025 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On November 9, 2023, we issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million, or the 2023 Follow-On Offering. We received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share, for aggregate gross proceeds of $92.5 million, or the 2022 Follow-On Offering. We received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the Securities and Exchange Commission, or the SEC, in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of its common stock from time to time in “at-the-market” offerings, or the ATM, under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. During the year ended December 31, 2023, we issued a total of 261,807 shares of common stock at an average price of $12.49 for aggregate gross proceeds of $3.3 million under the ATM. On March 27, 2024, we filed a new shelf registration statement on Form S-3, or the 2024 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. We did not issue any shares of common stock during the six months ended June 30, 2025 under the ATM.

We have incurred significant operating losses in every year since our inception in 2009 and have not generated any revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $54.5 million and $40.0 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $428.7 million. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of June 30, 2025, we had cash and cash equivalents and marketable securities of $177.3 million. We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” below.

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

We expense research and development costs as incurred. Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses. We allocate our direct external research and development costs across the entire bel-sar program. Preclinical expenses consist of external research and development costs associated with activities to support our current and future clinical programs but are not allocated by specific indications due to the overlap of the potential benefit of those efforts across the entire bel-sar program.

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

We expect that our general and administrative expenses will increase in the near term as we continue to build a team to support our administrative, accounting and finance, communications, legal and business development efforts. We expect to incur increased expenses associated with our growth, including costs of accounting, audit, legal, regulatory and tax compliance services; director and officer insurance costs; and investor and public relations costs.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$22,882	$16,879	$6,003
General and administrative	5,731	5,883	(152)
Total operating expenses	28,613	22,762	5,851
Loss from operations	(28,613)	(22,762)	(5,851)
Other income (expense):
Interest income, including amortization and accretion income	1,678	2,451	(773)
Other expense	(36)	(26)	(10)
Total other income	1,642	2,425	(783)
Loss before income taxes	(26,971)	(20,337)	(6,634)
Income tax provision, net	(48)	—	(48)
Net loss	$(27,019)	$(20,337)	$(6,682)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Preclinical	$441	$32	$409
Clinical trials	8,700	3,964	4,736
Manufacturing development	3,681	2,051	1,630
Personnel/overhead expenses	10,060	10,832	(772)
Total research and development expenses	$22,882	$16,879	$6,003

Research and development expenses increased to $22.9 million for the three months ended June 30, 2025 from $16.9 million for the three months ended June 30, 2024, primarily due to ongoing clinical and CRO costs associated with the progression of our global Phase 3 trial of bel-sar in early choroidal melanoma and manufacturing and development costs for bel-sar.

General and Administrative Expenses

General and administrative expenses decreased to $5.7 million for the three months ended June 30, 2025 from $5.9 million for the three months ended June 30, 2024, primarily driven by reduced professional fees.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$46,225	$33,932	$12,293
General and administrative	$11,423	11,145	278
Total operating expenses	57,648	45,077	12,571
Loss from operations	(57,648)	(45,077)	(12,571)
Other income (expense):
Interest income, including amortization and accretion income	3,271	5,137	(1,866)
Other expense	(59)	(57)	(2)
Total other income	3,212	5,080	(1,868)
Loss before income taxes	(54,436)	(39,997)	(14,439)
Income tax provision, net	(66)	(46)	(20)
Net loss	$(54,502)	$(40,043)	$(14,459)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Preclinical	$684	$65	$619
Clinical trials	16,703	7,425	9,278
Manufacturing development	8,115	5,037	3,078
Personnel/overhead expenses	20,723	21,405	(682)
Total research and development expenses	$46,225	$33,932	$12,293

Research and development expenses increased to $46.2 million for the six months ended June 30, 2025 from $33.9 million for the six months ended June 30, 2024, primarily due to ongoing clinical and CRO costs associated with the progression of our global Phase 3 trial of bel-sar in early choroidal melanoma and manufacturing and development costs for bel-sar.

General and Administrative Expenses

General and administrative expenses increased to $11.4 million for the six months ended June 30, 2025 from $11.1 million for the six months ended June 30, 2024, primarily driven by higher personnel expenses related to the growth of our company.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of convertible preferred stock, warrants and common stock. Through June 30, 2025, we have raised an aggregate of approximately $490.5 million of gross proceeds primarily from private placements of our equity and convertible preferred stock and warrants, as well as through the issuance of our common stock. On May 16, 2025, we issued and sold 11,735,565 shares of common stock, pre-funded warrants to purchase up to 3,571,435 shares of common stock, and accompanying warrants to purchase an aggregate of 3,826,750 shares of common stock. The common stock and pre-funded warrants were sold in the 2025 Follow-On Offering in combination with an accompanying common stock warrant to purchase 0.25 of a share of common stock for each share of common stock or pre-funded warrant sold. Each such share of common stock was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.90, and each such pre-funded warrant was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.89999. We received approximately $69.9 million in net proceeds from the 2025 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On November 9, 2023, we issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million in the 2023 Follow-On Offering. We received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share for aggregate gross proceeds of $92.5 million in the 2022 Follow-On Offering. We received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into the Sales Agreement with the Sales Agent to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. During the year ended December 31, 2023, we issued a total of 261,807 shares of common stock at an average price of $12.49 for aggregate gross proceeds of $3.3 million under the ATM. On March 27, 2024, we filed the 2024 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. We did not issue any shares of common stock during the six months ended June 30, 2025 under the ATM.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(44,129)	$(40,580)
Net cash provided by investing activities	49,790	29,237
Net cash provided by financing activities	70,025	336
Net increase (decrease) in cash, cash equivalents, and restricted cash	$75,686	$(11,007)

Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities was $44.1 million primarily due to our net loss of $54.5 million and a decrease in accounts payable related to timing of vendor invoicing and payments, partially offset by stock-based compensation expense.

During the six months ended June 30, 2024, net cash used in operating activities was $40.6 million, primarily due to our net loss of $40.0 million and a decrease in accrued expenses and other current liabilities related to timing of vendor invoicing and payments and a decrease in prepaid expenses related to CRO costs associated with the start of our global Phase 3 trial of bel-sar in early choroidal melanoma, partially offset by an increase in stock-based compensation expense.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2025 was $49.8 million primarily due to maturities of marketable securities partially offset by purchases of marketable securities and property and equipment.

Net cash provided by investing activities during the six months ended June 30, 2024 was $29.2 million primarily due to proceeds from sale of marketable securities partially offset by purchases of marketable securities and property and equipment.

Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $70.0 million from proceeds related to the issuance of common stock, pre-funded warrants, and common stock warrants in the 2025 Follow-On Offering as well as issuance of common stock under the ESPP.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. As of June 30, 2025, we had cash, cash equivalents, and marketable securities of $177.3 million. Based on our research and development plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Material Cash Requirements

The following table summarizes our contractual obligations and commitments as of June 30, 2025.

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	$26,020	$3,355	10,677	7,654	4,334
Total	$26,020	$3,355	$10,677	$7,654	$4,334

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2025, there were no material changes to our critical accounting policies from those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

Recent Accounting Pronouncements

We assessed the recent accounting pronouncements for the six months ended June 30, 2025, and determined no pronouncements have material impact to the unaudited condensed consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial and Business Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial and Business Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial and Business Officer, to allow timely decisions regarding any required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2025, we do not believe we are party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Our net losses were $54.5 million and $40.0 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $428.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly as we continue clinical development for bel-sar and continue to discover and develop additional product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We incur costs, and will incur additional costs, associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. To date, we have not generated any revenue from any product sales. Our ability to become profitable depends upon our ability to generate revenue. We have no products approved for commercial sale and, therefore, have never generated any revenue from product sales, and we do not expect to in the foreseeable future. Further, we do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:

▪
initiating and completing research regarding, and preclinical and clinical development of, bel-sar in early choroidal melanoma and additional oncology indications, including metastases to the choroid and bladder cancer as well as any other research programs from our VDC technology platform and any future product candidates;
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

Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditures into the first half of 2027. Advancing the development of bel-sar and other research programs will require a significant amount of capital. Our existing cash and cash equivalents will not be sufficient to fund bel-sar through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of bel-sar. Our estimate as to how long we expect our existing cash and cash equivalents to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates. Disruptions in financial markets due to unfavorable global economic conditions and inflationary pressures may make equity and debt financings more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. To the extent that we raise additional capital through the sale of equity or convertible preferred stock, or through the exercise of the warrants that were issued in May 2025, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to commercialize bel-sar if and when approved and develop our product candidates.

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

We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, or through the exercise of the warrants that were issued in May 2025, existing stockholder ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

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

We rely on our team’s expertise in drug discovery, translational research and patient-driven precision medicine to develop our product candidates. Our business depends significantly on the success of this engine and the development and commercialization of the product candidates that we discover with this engine. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales in the near term, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

▪
successful and timely completion of preclinical and clinical development of bel-sar in small choroidal melanoma and indeterminate lesions and additional oncology indications, including but not limited to metastases to the choroid, and bladder cancer, other research programs from our VDC technology platform, and any other future programs;
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

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA, the EMA, or other regulatory agencies to market bel-sar or any future product candidate. Carrying out later-stage clinical trials is a complicated process. Our operations to date have been limited to financing and staffing our company, developing our technology and conducting preclinical research and Phase 1 and Phase 2 clinical trials for our product candidates, primarily related to our bel-sar program in small choroidal melanoma and indeterminate lesions. Although we have an ongoing global Phase 3 trial in small choroidal melanomas and indeterminate lesions, we have not yet demonstrated an ability to successfully complete pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In order to complete later stage or pivotal trials, we are expanding our clinical operations, CMC and regulatory capabilities, and we may be unable to recruit and train qualified personnel or sign a contract with a global clinical research organization to conduct such trials on our behalf. Consequently, we may be unable to successfully and efficiently design, execute and complete necessary clinical trials in a way that leads to approval of bel-sar or future product candidates. We may require more time to enroll patients and incur greater costs than our competitors and may not succeed in obtaining global regulatory approvals of product candidates that we develop. Furthermore, we may conduct a pivotal trial based on an adaptive design, which could increase the time spent on or costs associated with this trial. We have transferred our manufacturing process to our intended external CDMO commercial manufacturer, but transfers to additional CDMOs may occur in the future. Further, some modifications to our manufacturing process may be needed to ensure manufacturability and ability to scale-up the process to commercial batch sizes and to meet worldwide regulatory standards for commercial manufacture. We intend to perform an analytical comparability assessment between the current clinical process and the intended commercial process, however, if this analytical process comparability assessment is unsuccessful, clinical comparability or other studies may be required, which may result in delayed regulatory approval. We do not anticipate a change in our ocular formulation. However, failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical-stage biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

In addition, our competitors may in the future commence clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may choose instead to enroll in clinical trials of our competitors. Additionally, the process of finding patients may prove costly. We also may not be able to identify, recruit or enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidates under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. Our lead indication of early choroidal melanoma is a rare disease and as such clinical trial recruitment estimates may be inaccurate and such recruitment may take longer than expected.

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

We are currently conducting a Phase 3 clinical trial and have, or anticipate to have, sites in the United States as well as in some or all of the following countries, among others: Ireland, the UK, Canada, Australia, Austria, Italy, South Korea, Israel, Germany, France, Spain, Denmark, Sweden, Belgium, New Zealand, and the Czech Republic. We also may in the future choose to conduct one or more additional clinical trials outside the United States, including in Europe. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and the U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practices, or GCP, regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

The FDA’s agreement to a Special Protocol Assessment, or SPA, with respect to the study design of our global Phase 3 trial of bel-sar for the treatment of early choroidal melanoma does not guarantee any particular outcome from regulatory review, including ultimate approval, and may not lead to a successful review or approval process.

We obtained agreement from the FDA on the design and planned analysis of our global Phase 3 trial of bel-sar for the treatment of early choroidal melanoma through an SPA. An SPA agreement documents FDA’s agreement that the design and planned analysis of a study can adequately address objectives in support of a regulatory submission. However, final determinations for marketing application approval are made after complete review of a marketing application and are based on the entire data in the application.

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

We currently rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, central reading centers, medical institutions and clinical investigators, to conduct some aspects of our research, preclinical testing and clinical trials. We are using a clinical CRO for the pivotal trial for bel-sar for the treatment of early choroidal melanoma. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations. If we need to enter into alternative arrangements, our product development activities would be delayed.

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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. While we are not aware of anyone currently developing a treatment for early choroidal melanoma, in the future our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results than us. There are multiple companies that have drugs in clinical development for the treatment of NMIBC, such as Johnson & Johnson, UroGen Pharma Ltd., CG Oncology, Inc., ImmunityBio, Inc. and Ferring Pharmaceuticals. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our potential competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early companies may also prove to be significant competitors, particularly as they develop novel approaches to treating disease indications that our product candidates are also focused on treating. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to in-license novel therapeutics that could make the product candidates that we develop obsolete. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaboration partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products, which may reduce or eliminate our commercial opportunity. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

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

The incidence and prevalence for target patient populations of bel-sar and any future product candidates has not been established with precision. Bel-sar is a VDC product candidate being developed for the first line treatment of early choroidal melanoma. Our projections of both the number of people who have choroidal melanoma, as well as additional ocular oncology and bladder cancer indications, are based on our estimates.

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

Disruptions in staffing, funding or operations at the FDA, SEC, NIH, USPTO and other government agencies, including substantial leadership departures, personnel cuts, and changes and/or additional policies or regulations relating to federal agencies as a result of the new U.S. presidential administration, may also prevent, delay or hinder the research, development or commercialization of new products, including review and/or approval of new products by necessary government agencies, any of which would adversely affect our business. Changes and cuts in FDA staffing have also been reported by some within the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion.

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

The rules dealing with the U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits, could adversely affect us or holders of our common stock. In recent years, many changes have been made and changes are likely to continue to occur in the future.

For example, recent legislation that was signed into law on July 4, 2025 made significant changes to U.S. federal tax law. Under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the United States will be capitalized and amortized, which may have an adverse effect on our cash flow. The recent legislation provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the United States may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the new tax legislation provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the United States in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the United States in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024.

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

Artificial intelligence, or AI, presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. As with many technological innovations, AI presents risks and challenges that could impact our business. We may integrate generative AI tools into our systems for specific use cases reviewed by legal and information security. In addition, our vendors may incorporate generative AI tools into their offerings without disclosing this use to us, and the providers of these generative AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. We also expect to see increasing government and supranational regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act, or the AI Act, the world’s first comprehensive AI law, is entered into force in Spring 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems.

Likewise, in the United States, several states, including Colorado and California, passed laws that will take effect in 2026, to regulate various uses of AI, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

Based on the beneficial ownership of our common stock as of June 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 44.1% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of June 30, 2025, we have 62,071,050 shares of common stock outstanding. Significant portions of these shares are held by a small number of stockholders, including persons who were our stockholders prior to our IPO. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, certain shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered or intend to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, our directors, executive officers and certain affiliates may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an “emerging growth company,” we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. In addition, for as long as we are a “smaller reporting company” with less than $100 million in annual revenue, we would be exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the of the Sarbanes-Oxley Act of 2002. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Insider Trading Arrangements

None of our directors or officers, as defined in Rule 16a-1(f) under the Securities Act, adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) of Regulation S-K, during the quarter ended June 30, 2025.

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

4.2	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40971) filed on May 16, 2025).
4.3	Form of Common Stock Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (File No. 001-40971) filed on May 16, 2025).
10.1*†	Amended and Restated Non-Employee Director Compensation Policy.
10.2†^

Employment Offer Letter, dated May 9, 2025, by and between Anthony Gibney and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40971) filed on May 15, 2025).

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

Aura Biosciences, Inc.

Date: August 13, 2025	By:	/s/ Elisabet de los Pinos
Elisabet de los Pinos
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Anthony Gibney
Anthony Gibney
Chief Financial and Business Officer
(Principal Financial Officer)

Date: August 13, 2025	By:	/s/ Amy Elazzouzi
Amy Elazzouzi
Senior Vice President, Finance
(Principal Accounting Officer)