Form 10-Q
period 2025-09-30
Aura Biosciences, Inc.
filed 2025-11-13
CIK 1501796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, the Registrant had 63,503,269 shares of common stock, $0.00001 par value per share, outstanding.

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
•
the effects of macroeconomic conditions, including rising interest rates, inflation, capital market disruptions, changes in governmental agencies, government shutdowns, international tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions, on our business operations; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aura Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$47,553	$31,693
Marketable securities	114,313	119,401
Prepaid expenses and other current assets	8,254	9,529
Total current assets	170,120	160,623
Restricted cash and deposits	768	768
Right-of-use assets - operating lease	16,230	17,379
Other long-term assets	277	518
Property and equipment, net	2,629	3,215
Total Assets	$190,024	$182,503
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,888	2,304
Short-term operating lease liability	3,220	3,149
Accrued expenses and other current liabilities	13,715	9,460
Total current liabilities	18,823	14,913
Long-term operating lease liability	14,534	15,620
Total Liabilities	33,357	30,533
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.00001 par value, 150,000,000 authorized at September 30, 2025 and December 31, 2024, and 62,985,569 and 49,998,279 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	611,457	525,934
Accumulated deficit	(454,859)	(374,227)
Accumulated other comprehensive income	69	263
Total Stockholders’ Equity	156,667	151,970
Total Liabilities and Stockholders’ Equity	$190,024	$182,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Expenses:
Research and development	$22,178	$17,036	$68,403	$50,968
General and administrative	5,728	6,196	17,151	17,341
Total operating expenses	27,906	23,232	85,554	68,309
Total operating loss	(27,906)	(23,232)	(85,554)	(68,309)
Other income (expense):
Interest income, including amortization and accretion income	1,815	2,258	5,087	7,395
Other expense	(13)	(25)	(72)	(83)
Total other income	1,802	2,233	5,015	7,312
Loss before income taxes	(26,104)	(20,999)	(80,539)	(60,997)
Income tax provision, net	(26)	(43)	(93)	(88)
Net loss	$(26,130)	$(21,042)	$(80,632)	$(61,085)
Net loss per common share—basic and diluted	$(0.40)	$(0.42)	$(1.39)	$(1.23)
Weighted average common stock outstanding—basic and diluted	65,936,672	49,663,532	58,084,093	49,554,930
Comprehensive loss:
Net loss	$(26,130)	$(21,042)	$(80,632)	$(61,085)
Other comprehensive items:
Unrealized gain (loss) on marketable securities	57	790	(168)	68
Currency translation adjustment	(13)	—	(26)	—
Total other comprehensive gain (loss)	44	790	(194)	68
Total comprehensive loss	$(26,086)	$(20,252)	$(80,826)	$(61,017)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2024	49,998,279	$—	$525,934	$(374,227)	$263	$151,970
Stock-based compensation expense	—	—	3,514	—	—	3,514
Employee Stock Purchase Plan issuance	15,263	—	96	—	—	96
Vesting of restricted stock	211,770	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	(137)	(137)
Currency translation adjustment	—	—	—	—	(21)	(21)
Other	—	—	27	—	—	27
Net loss	—	—	—	(27,483)	—	(27,483)
Balance, March 31, 2025	50,225,312	$—	$529,571	$(401,710)	$105	$127,966
Stock-based compensation expense	—	—	3,833	—	—	3,833
Stock option exercises	1,424	—	2	—	—	2
Vesting of restricted stock	108,749	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	(88)	(88)
Issuance of common stock through follow-on offering, net of issuance costs of $384	11,735,565	—	46,517	—	—	46,517
Issuance of pre-funded warrants through follow-on offering, net of issuance costs of $117	—	—	14,156	—	—	14,156
Issuance of common stock warrants through follow-on offering, net of issuance costs of $76	—	—	9,254	—	—	9,254
Currency translation adjustment	—	—	—	—	8	8
Net loss	—	—	—	(27,019)	—	(27,019)
Balance, June 30, 2025	62,071,050	—	603,333	(428,729)	25	174,629
Stock-based compensation expense	—	—	3,688	—	—	3,688
Employee Stock Purchase Plan issuance	12,862	—	68	—	—	68
Stock option exercises	236,621	—	1,008	—	—	1,008
Vesting of restricted stock	59,451	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	57	57
Issuance of common stock under ATM facility, net of issuance costs of $452	605,585	—	3,360	—	—	3,360
Currency translation adjustment	—	—	—	—	(13)	(13)
Net loss	—	—	—	(26,130)	—	(26,130)
Balance, September 30, 2025	62,985,569	$—	$611,457	$(454,859)	$69	$156,667

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2023	49,350,788	$—	$512,617	$(287,308)	$539	$225,848
Stock-based compensation expense	—	—	2,909	—	—	2,909
Employee Stock Purchase Plan issuance	12,314	—	95	—	—	95
Stock option exercises	51,180	—	158	—	—	158
Vesting of restricted stock	90,123	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	(521)	(521)
Net loss	—	—	—	(19,706)	—	(19,706)
Balance, March 31, 2024	49,504,405	$—	$515,779	$(307,014)	$18	$208,783
Stock-based compensation expense	—	—	3,126	—	—	3,126
Stock option exercises	24,245	—	83	—	—	83
Vesting of restricted stock	54,708	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	(201)	(201)
Net loss	—	—	—	(20,337)	—	(20,337)
Balance, June 30, 2024	49,583,358	—	518,988	(327,351)	(183)	191,454
Stock-based compensation expense	—	—	2,750	—	—	2,750
Employee Stock Purchase Plan issuance	12,163	—	82	—	—	82
Stock option exercises	127,433	—	634	—	—	634
Vesting of restricted stock	55,907	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	790	790
Net loss	—	—	—	(21,042)	—	(21,042)
Balance, September 30, 2024	49,778,861	$—	$522,454	$(348,393)	$607	$174,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(80,632)	$(61,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	857	932
Accretion income on marketable securities	(1,122)	(3,890)
Stock-based compensation expense	11,035	8,785
Other non-cash items	27	(5)
Non-cash lease expense	1,149	1,110
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,348	(3,479)
Other long-term assets	241	486
Accounts payable	(416)	172
Accrued expenses and other liabilities	4,255	1,594
Operating lease liabilities	(1,015)	(473)
Net cash used in operating activities	(64,273)	(55,853)
Cash flows from investing activities:
Purchases of property and equipment	(271)	(954)
Purchases of marketable securities	(83,958)	(59,103)
Maturities of marketable securities	90,000	99,183
Net cash provided by investing activities	5,771	39,126
Cash flows from financing activities:
Proceeds from exercise of stock options	1,010	875
Proceeds from issuance of common stock from follow-on offering, net of issuance costs	46,517	—
Proceeds from issuance of pre-funded warrants from follow-on offering, net of issuance costs	14,156	—
Proceeds from issuance of common stock warrants from follow-on offering, net of issuance costs	9,254	—
Proceeds from issuance of common stock under ATM facility, net of issuance costs	3,287	—
Proceeds from ESPP purchases	164	177
Net cash provided by financing activities	74,388	1,052
Net increase (decrease) in cash, cash equivalents and restricted cash	15,886	(15,675)
Effect of exchange rate changes on cash and cash equivalents	(26)	—
Cash, cash equivalents and restricted cash at beginning of period	32,461	41,850
Cash, cash equivalents and restricted cash at end of period	$48,321	$26,175
Supplemental disclosure of cash flow information:
Purchases of property and equipment in accounts payable and accrued expenses and other liabilities	—	152
Common stock issued under ATM facility settled in future period	73	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	September 30,
	2025	2024
Cash and cash equivalents, end of period	$47,553	$25,407
Long-term restricted cash, end of period	768	768
Cash, cash equivalents and restricted cash at end of period	$48,321	$26,175

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

Liquidity

Through September 30, 2025, the Company has funded its operations primarily with proceeds from the initial and additional closings of its convertible preferred stock financings, and through its initial public offering, or IPO, follow-on offerings and at-the-market offering, or ATM. On May 16, 2025, the Company issued and sold 11,735,565 shares of common stock, pre-funded warrants to purchase up to 3,571,435 shares of common stock, and accompanying warrants to purchase an aggregate of 3,826,750 shares of common stock, or the 2025 Follow-On Offering. The common stock and pre-funded warrants were sold in the 2025 Follow-On Offering in combination with an accompanying common stock warrant to purchase 0.25 of a share of common stock for each share of common stock or pre-funded warrant sold. Each such share of common stock was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.90, and each such pre-funded warrant was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.89999. The Company received approximately $69.9 million in net proceeds from the 2025 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On November 9, 2023, the Company issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million, or the 2023 Follow-On Offering. The Company received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On November 1, 2022, the Company filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into the Open Market Sale AgreementSM, or Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, the Company delivered written notice to Jefferies that the Company was suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. On March 27, 2024, the Company filed a new shelf registration statement on Form S-3, or the 2024 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. The Company issued 605,585 shares of common stock at a weighted average price of $6.49 for aggregate gross proceeds of $3.9 million during the three and nine months ended September 30, 2025 under the ATM.

As of the issuance date of these unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025, the Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these unaudited condensed consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025 and 2024 are also unaudited. The unaudited condensed results of operations are not necessarily indicative of the operating results that may occur for the full fiscal year ending December 31, 2025. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission, or the SEC. Management believes that the disclosures provided here are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires the Company to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes. The standard also requires the Company to annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction. The Company adopted the standard on January 1, 2025 for fiscal year reporting. The standard is to be applied on a prospective basis although optional retrospective application is permitted. While the standard will require additional disclosures related to the Company’s income taxes within the Company’s Annual Report on Form 10-K for the year ending December 31, 2025, the standard is not expected to have any impact on the Company’s consolidated operating results, financial condition or cash flows for such period.

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

3. Fair Value of Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2025 and December 31, 2024 (in thousands):

Description	September 30, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$46,820	$46,820	$—	$—
Marketable securities:
U.S. Government agencies	114,313	—	114,313	—
Total financial assets	$161,133	$46,820	$114,313	$—

Description	December 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$30,845	$30,845	$—	$—
Marketable securities:
U.S. Government agencies	119,401	—	119,401	—
Total financial assets	$150,246	$30,845	$119,401	$—

There were no transfers within the fair value hierarchy during the nine months ended September 30, 2025.

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Assets under construction	$143	$272
IT equipment	451	451
Leasehold improvements	471	471
Lab equipment	8,407	8,007
	$9,472	$9,201
Less—accumulated depreciation	(6,843)	(5,986)
Property and equipment, net	$2,629	$3,215

Depreciation expense was $0.3 million for each of the three months ended September 30, 2025 and 2024. In addition, depreciation expense was $0.9 million for each of the nine months ended September 30, 2025 and 2024.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid insurance	$2,153	$1,696
Prepaid research and development expenses	3,516	6,007
Other	2,585	1,826
Prepaid expenses and other current assets	$8,254	$9,529

6. Marketable Securities

Marketable securities consisted of the following (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$114,214	$99	$—	$114,313
Total	$114,214	$99	$—	$114,313

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	119,130	297	(26)	$119,401
Total	$119,130	$297	$(26)	$119,401

As of September 30, 2025, the current credit ratings of the Company's investments are all within the guidelines of the investment policy of the Company, and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. The Company does not intend to sell the investments, and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of September 30, 2025, no marketable securities with a contractual maturity of one year or less were in an unrealized loss position, and all marketable securities held by the Company had remaining contractual maturities of one year or less.

As of September 30, 2024, no marketable securities with contractual maturities of one year or less were in an unrealized loss position.

There were no impairments of the Company’s marketable securities measured and carried at fair value during the nine months ended September 30, 2025 and 2024.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued research and development expenses	$7,141	$3,386
Accrued compensation	6,099	5,456
Accrued audit, tax, and consulting expenses	323	430
Other	152	188
Accrued expenses and other current liabilities	$13,715	$9,460

8. Stockholders' Equity

The Company had 150,000,000 authorized shares of common stock, par value $0.00001 per share, of which 62,985,569 and 49,998,279 shares were issued and outstanding at September 30, 2025 and December 31, 2024, respectively.

In addition, the Company had 10,000,000 authorized shares of preferred stock, par value $0.00001 per share, all of which shares of preferred stock are undesignated. No authorized shares of preferred stock were issued and outstanding at September 30, 2025 and December 31, 2024.

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

On March 27, 2024, the Company filed the 2024 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. The Company issued 605,585 shares of common stock at a weighted average price of $6.49 for aggregate gross proceeds of $3.9 million during the three and nine months ended September 30, 2025 under the ATM.

On November 9, 2023, the Company issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million in the 2023 Follow-On Offering. The Company received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses.

On November 1, 2022, the Company filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into the Sales Agreement with the Sales Agent to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. The Company issued 261,807 shares of common stock at a weighted average price of $12.49 for aggregate gross proceeds of $3.3 million during the year ended December 31, 2023 under the ATM.

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

2021 Stock Option and Incentive Plan

The 2021 Stock Option and Incentive Plan, or the 2021 Plan, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. The 2021 Plan permits the granting of both options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, and options that do not so qualify. The number of shares initially reserved for issuance under the 2021 Plan was 3,352,166, which increased on January 1, 2022 and will continue to increase each January 1 thereafter, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. The maximum number of shares of common stock that may be issued in the form of incentive stock options shall not exceed the initial limit, cumulatively increased on January 1, 2022 and on each January 1 thereafter by the lesser of the annual increase for such year or 3,352,166 shares of common stock. On January 1, 2025, the shares reserved for issuance was increased to 11,667,747 shares. With the transfer of shares to the 2021 Plan in connection with the termination or expiration of awards under the 2018 Plan, together with shares otherwise available under the 2021 Plan, there were 3,874,262 shares available for grant under the 2021 Plan at September 30, 2025.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan, or the ESPP, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. A total of 335,217 shares of common stock were initially reserved for issuance under this plan, which increased on January 1, 2022 and will continue to increase each January 1 thereafter through January 1, 2031, by the least of (i) 335,217 shares of common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the ESPP. On January 1, 2025, the shares reserved for issuance were increased to 1,593,596 shares. The purchase price of the shares under the ESPP is at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of September 30, 2025, 1,565,471 shares were available to be issued under the ESPP. The Company recognized $0.02 million and $0.01 million in stock-based compensation expense related to the ESPP for the three months ended September 30, 2025 and 2024, respectively. The Company recognized $0.06 million of stock-based compensation expense related to the ESPP for each of the nine months ended September 30, 2025 and 2024.

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

The following table summarizes stock option activity under the 2018 Plan and 2021 Plan for the nine months ended September 30, 2025:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	5,522,353	$8.17	6.91	$8,068
Granted	1,488,945	7.21
Exercised	(247,993)	4.30
Cancelled/Forfeited	(285,143)	10.44
Outstanding at September 30, 2025	6,478,162	$8.00	7.18	$2,804
Exercisable at September 30, 2025	3,788,464	$8.05	5.96	$2,777

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was $5.54 and $5.85 per share, respectively. The fair value of options vested during the nine months ended September 30, 2025 and 2024 was $6.3 million and $6.4 million, respectively. The total intrinsic value of options exercised was $0.6 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively.

The fair value of the stock options granted for the three and nine months ended September 30, 2025 and 2024 was measured with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	3.90%	3.89%	4.29%	3.93%
Expected term (years)	6.08	6.08	6.05	6.05
Expected volatility of the underlying stock	91.02%	88.82%	90.87%	88.61%
Expected dividend rate	—%	—%	—%	—%

Restricted Stock Units

The Company has granted restricted stock units with service-based and performance-based vesting conditions. Unvested restricted stock units may not be sold or transferred by the holder.

A summary of the restricted stock units activity during the nine months ended September 30, 2025 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	1,589,042	$8.76
Granted	1,721,627	7.38
Vested/Released	(379,970)	8.65
Forfeited	(125,076)	8.25
Unvested at September 30, 2025	2,805,623	$7.95

For the nine months ended September 30, 2025, 379,970 restricted stock units vested with a fair value of $3.3 million.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$2,021	$1,175	$6,005	$4,194
General and administrative	1,667	1,575	5,030	4,591
Total	$3,688	$2,750	$11,035	$8,785

As of September 30, 2025, there was $14.6 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.76 years.

As of September 30, 2025, there was $17.8 million of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.84 years.

10. Warrants

In May 2025, in connection with the 2025 Follow-On Offering, the Company issued pre-funded warrants to purchase up to 3,571,435 shares of common stock and warrants to purchase an aggregate of 3,826,750 shares of common stock. Each pre-funded warrant has an initial exercise price per share of $0.00001, subject to certain adjustments. The pre-funded warrants are exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full. Each common stock warrant has an initial exercise price per share of $4.90, subject to certain adjustments. The common stock warrants are immediately exercisable from the date of issuance until expiration five years after the date of issuance. Pursuant to ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the pre-funded warrants and common stock warrants were classified as permanent equity. As of September 30, 2025, 3,571,435 pre-funded warrants and 3,826,750 common stock warrants remained outstanding.

In February 2015 and May 2015, the Company issued warrants to purchase 1,650,098 and 887,536 shares of Series B convertible preferred stock, respectively, at an exercise price of $1.24235 per share (the “Series B Warrants”). Each Series B Warrant was immediately exercisable and expired ten years from the original date of issuance. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the Series B Warrants were classified as a liability and were re-measured to fair value at each balance sheet date. A total of 173,827 of the Series B Warrants were outstanding and were converted into warrants to purchase 12,686 shares of common stock with an exercise price of $17.03 upon the completion of the IPO in November 2021. As a result, the 12,686 common stock warrants were converted into equity instruments. During the nine months ended September 30, 2025, all 12,686 of these common stock warrants expired, and none remain outstanding as of September 30, 2025.

The following is a summary of warrant activity for the nine months ended September 30, 2025:

	Number of Warrants
	Equity classified	Total
Outstanding as of December 31, 2024	12,686	12,686
Issued	7,398,185	7,398,185
Expired	(12,686)	(12,686)
Outstanding as of September 30, 2025	7,398,185	7,398,185

11. Compensation

In January 2012, the Company adopted the Aura Biosciences 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 100% of the first 6% of employee contributions. The Company made matching contributions of $0.3 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively. The Company made matching contributions of $1.0 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively.

12. Commitments and Contingencies

Lease Commitments

The Company has historically entered into lease arrangements for its facilities. The Company has one operating lease for its office and laboratory facility with required future minimum payments as of September 30, 2025.

On May 16, 2022, the Company entered into an office and laboratory lease in Boston, Massachusetts with an initial 10-year term and one renewal option to extend the lease for an additional seven years. The lease commenced on August 1, 2022, and estimated payments due under the initial term total $35.2 million. The lease requires a letter of credit totaling $0.8 million which is classified as long-term restricted cash and deposits on the unaudited condensed consolidated balance sheets. The lease also provided for the landlord to reimburse the Company up to $0.5 million for certain costs related to expansion of the laboratory space. As of September 30, 2025, the Company has completed the expansion and has incurred and been fully reimbursed for $0.5 million of expenses.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s leases for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease Costs
Operating lease costs	$867	$867	$2,600	$2,642
Variable lease costs	296	272	869	912
Total lease costs	$1,163	$1,139	$3,469	$3,554

Cash paid for amounts included in the measurement of lease liabilities—operating leases	$2,465	$2,005
Weighted-average remaining lease term—operating leases (years)	6.84	7.84
Weighted-average discount rate—operating leases	10.71%	10.71%

The following table reconciles the future minimum commitments to the Company’s operating lease liabilities at September 30, 2025 (in thousands):

Operating lease payments as of September 30, 2025
2025	$841
2026	3,405
2027	3,507
2028	3,611
2029	3,715
Thereafter	10,108
Total lease payments	25,187
Less: interest	(7,433)
Total lease liabilities at September 30, 2025	17,754
Less: current portion of lease liabilities	3,220
Lease liabilities, net of current portion	$14,534

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

The Company recognized no expenses related to this agreement and related amendments for the nine months ended September 30, 2025 and 2024, respectively.

2014 Non-Exclusive Agreement

In December 2014, the Company entered into a Non-Exclusive License Agreement, or the 2014 Non-Exclusive Agreement, with LI-COR for the supply of IRDye 700DX to the Company for the treatment and diagnosis of non-ocular solid tumor cancers in humans. Under the 2014 Non-Exclusive Agreement, the Company paid a license issue fee of $0.03 million on the effective date. The Company must also pay Rakuten a non-refundable, non-creditable fee of $0.03 million per each licensed product upon pre-IND designation, as defined of such licensed product, aggregate milestone payments of up to $0.3 million upon certain regulatory and development milestones; and during the term, the Company must pay Rakuten a low-single digit percentage royalty on net sales. Rakuten receives 10% of all sublicensee income within 30 days of the Company’s receipt from the sublicensee. The 2014 Non-Exclusive Agreement also required the Company to make certain payments upon the achievement of specified development and commercial milestones of up to $0.4 million in aggregate. During the nine months ended September 30, 2025 and 2024, the Company recognized no milestones related to this agreement.

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

In January 2022, the Company entered into the First Amendment to the non-exclusive, perpetual license agreement with Life Technologies for use of the license in an additional indication. The cost of this amendment was a one-time fee of $0.05 million. During the nine months ended September 30, 2025 and 2024, the Company recognized no milestones related to this agreement.

Effective in September 2022, the Company entered into a new non-exclusive, perpetual license agreement with Life Technologies for licensed products. Under this agreement, the Company is required to pay an initial license fee of $0.4 million for the first licensed product and $0.5 million for each additional licensed product. In addition, the agreement allows the Company the right to sublicense which would lead to a $0.2 million payment for each sublicense per licensed product and a $0.03 million payment for use of the cell line document package. In the event of a change of control, there will be a change of control fee of $0.5 million. During the nine months ended September 30, 2025 and 2024, the Company recognized no expenses related to this agreement.

National Institute of Health (NIH)-Collaboration Research and Development Agreement

In July 2011, the Company entered into a Collaboration Research and Development Agreement, or CRADA, with Dr. John Schiller at the NIH, for a period of two years with the rights to an exclusive license to all technology generated within the collaboration. Under this agreement, the Company is required to make annual payments of $0.03 million to fund the research activities, the first payment of which was paid within 30 days of the effective date. Subsequent payments are due within 30 days of the anniversary of the effective date. This agreement was previously amended in 2012, 2013, 2014, 2015, 2016, 2018, 2020, and 2022. During the nine months ended September 30, 2025 and 2024, the Company paid no research collaboration fees related to this agreement.

A ninth amendment was effective in September 2024, requiring payment of $0.06 million within 30 days of November 30, 2024, and payment of another $0.05 million within 30 days of September 30, 2025. This ninth amendment extended the term of the CRADA to September 30, 2026. During the nine months ended September 30, 2025, the Company recognized $0.05 million of expenses related to this agreement, and during the nine months ended September 30, 2024, the Company did not recognize any expenses related to this agreement.

National Institute of Health (NIH)-Exclusive Patent License Agreement

In September 2013, the Company entered into an exclusive patent license agreement, or the NIH Exclusive License Agreement, with the NIH, that required the Company to pay a license issue royalty of $0.1 million and reimburse the NIH for any patent expenses incurred. Under the agreement, the Company is required to make low single-digit percentage royalty payments based on specified levels of annual net sales of licensed products subject to certain specified reductions. The Company is required to make development and regulatory milestone payments of up to $0.7 million in aggregate and sales milestone payments up to $0.6 million in the aggregate. The Company is also required to pay the NIH a mid-single to low teen-digit percentage of any sublicensing revenue the Company receives. Additionally, the Company’s payment obligations to the NIH are subject to an annual minimum royalty payment of low five figures. The Company did not recognize any patent licensing fees for the nine months ended September 30, 2025 and 2024.

In 2015, 2018 and 2019, the Company amended its exclusive patent license to include updates on the status of the commercial development and update/expand the list of licensed patents and patent applications. Each of those amendments required a $0.03 million payment that the Company paid.

Inserm-Transfert License Agreement

In November 2009, the Company entered into an exclusive, royalty-bearing patent license agreement with Inserm-Transfert of France. The agreement expires on a country by country basis based on the last to expire any patent encompassed within the scope of the patent rights or 10 years from the date of the first commercial sales by the Company, whichever is later. The IND filing milestone of €0.01 million was accrued in 2016 and paid in 2017 by the Company. The milestones for the successful Phase I, II and III clinical trials are based on receiving a final report and achieving the primary endpoints defined in that trial; the Phase I and Phase II milestones have been achieved as of September 30, 2025. Upon the sublicense by the Company of a product for which royalties are payable under the agreement, low- to mid-single-digit royalty payments would be due by the Company. The non-milestone payments in this agreement are subject to an anti-stacking clause. The Company did not incur any expenses related to milestones in the nine months ended September 30, 2025, and incurred $0.1 million in expenses related to milestones in the nine months ended September 30, 2024.

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

The Company did not recognize any expenses related to this agreement and related amendments for the nine months ended September 30, 2025 and 2024.

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

The Company has calculated basic and diluted net loss per share for the three and nine months ended September 30, 2025 and 2024 as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(26,130)	$(21,042)	$(80,632)	$(61,085)
Denominator:
Weighted-average common stock outstanding—basic and diluted	65,936,672	49,663,532	58,084,093	49,554,930
Net loss per common share—basic and diluted	$(0.40)	$(0.42)	$(1.39)	$(1.23)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been antidilutive:

	Nine Months Ended September 30,
	2025	2024
Stock options to purchase common stock	6,478,162	5,746,441
Restricted stock units that vest into common stock	2,805,623	1,639,298
Warrants to purchase common stock	3,826,750	12,686
Total potential dilutive shares	13,110,535	7,398,425

14. Income Taxes

For the nine months ended September 30, 2025 and 2024, the Company recorded an income tax provision of $0.1 million in each period, resulting in an effective tax rate of 0.1% in each period. The income tax provision for the nine months ended September 30, 2025 is attributable to state and foreign income taxes. The difference in the statutory rate and the effective tax rate is primarily the result of the valuation allowance recorded on all deferred tax assets.

Due to the Company’s history of operating losses since inception, there is not enough positive evidence at this time to support a position that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a full valuation allowance since the Company does not currently believe that realization of its deferred tax assets is more likely than not.

As of September 30, 2025, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Clinical, Preclinical, and R&D Operations (1)	$(15,509)	$(10,560)	$(48,706)	$(34,182)
Chemistry, Manufacturing, and Controls (1)	(6,669)	(6,477)	(19,696)	(16,785)
General and Administrative (1)	(5,728)	(6,196)	(17,151)	(17,341)
Other Segment Items (2)	1,776	2,191	4,921	7,223
Net loss	$(26,130)	$(21,042)	$(80,632)	$(61,085)

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

There is significant unmet need for novel treatments for patients with choroidal melanoma, given the limitations of the current standard of care, or SoC, and patient reluctance to undergo radiotherapy in the form of either plaque brachytherapy or proton beam therapy, both highly-invasive therapies that result in significant vision loss, and potential legal blindness in the treated eye. Enucleation, or surgical removal of the affected eye, is another treatment option for patients with choroidal melanoma, in which patients lose all vision without the possibility of vision restoration. We are evaluating the safety and efficacy of bel-sar as a potential vision-sparing therapy in our ongoing global Phase 3 CoMpass trial for the first-line treatment of adult patients with early choroidal melanoma. We believe enrollment for this Phase 3 trial may be completed in 2026, and we expect to provide top-line data readout for the 15-month primary endpoint in the fourth quarter of 2027. Moreover, we intend to assess the safety and efficacy of bel-sar in treating a range of other solid tumors, beginning with metastases of the choroid and bladder cancer where bel-sar is in clinical development. We believe bel-sar, if approved, has the potential to change the current treatment paradigm for patients with ocular and urologic cancers and other solid tumors.

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

We believe bel-sar has the possibility to transform the field of ocular oncology beyond choroidal melanoma and we plan to expand clinical development in two additional indications: metastases to the choroid and cancers of the ocular surface. Bel-sar has the potential to treat a wide variety of tumor types that metastasize from several primary tumors. We have initiated a Phase 2 clinical trial in metastases to the choroid from breast and lung cancer and have activated sites with patients in prescreening in the United States. We have implemented a protocol amendment for the Phase 2 trial to broaden the inclusion criteria beyond breast and lung cancer to include all metastases from different solid tumors. In addition to advancing bel-sar in metastases to the choroid, we believe this approach will provide clinical insights into multiple tumor types that could be impacted by bel-sar. We expect early proof-of-concept data from this trial in 2026. We also continue to advance pre-clinical and clinical activities in cancers of the ocular surface, which has an incidence rate of 35,000 patients a year in the United States and Europe. We plan to have initial data from an early safety and feasibility, proof of concept Phase 1 trial in cancers of the ocular surface in 2026.

VDCs are a novel class of drugs with a dual mechanism of action that promote cancer cell death by both the delivery of the cytotoxic payload to generate acute necrosis and activation of a secondary immune mediated response. Bel-sar, our lead VDC candidate, consists of modified capsid proteins of the human papilloma virus, or HPV, conjugated to hundreds of light-activated molecules.

Light activation of bel-sar is designed to result in precise tumor cell killing with minimal damage to surrounding healthy tissues. In the absence of bel-sar activation or binding to the tumor cell membrane, there is no cytotoxic effect. Multiple light activations, following a single dose of bel-sar, increase antitumor activity because of the reoxygenation of the tumor and the photostability of bel-sar. Finally, acute necrosis triggers immunogenic cell death leading to the generation of an adaptive, long-term antitumor immune response. The tumor targeting specificity of VDCs is driven by the selective binding of the VLPs to a subset of modified tumor associated glycosaminoglycans, or GAGs, that are part of the heparan sulphate chain of heparan sulfate proteoglycans, or HSPGs, expressed on the tumor cell membrane. This targeting mechanism enables the delivery of multiple types of cytotoxic payloads directly to a wide range of solid tumors.

Beyond ocular cancers, bel-sar is in early clinical development in bladder cancer. Bladder cancer is the ninth most common cancer worldwide and it is diagnosed early as non-muscle invasive bladder cancer, or NMIBC, with a prevalence of approximately 80,000 cases per year in the United States. Despite the early diagnosis, patients with NMIBC have a high risk of recurrence and progression with current SoC treatments. In March 2025, we announced positive data from our Phase 1 trial in NMIBC (ClinicalTrials.gov ID: NCT05483868) and, based on these positive data, we are advancing the development of bel-sar in NMIBC. The ongoing Phase 1b/2 trial will evaluate additional doses and cycles of bel-sar in approximately 26 intermediate and high-risk NMIBC patients. The trial will evaluate two approaches: an immune ablative design and a multimodal neoadjuvant design. In the immune ablative approach, bel-sar will be administered in two cycles without the need for a transurethral resection of the bladder tumor, or TURBT. In the multimodal neoadjuvant cohorts, bel-sar will be administered in two cycles ahead of TURBT. For both approaches, the patients will be monitored for response assessments and reoccurrence at 3, 6, 9, and 12 months. The endpoints of this trial include multiple efficacy assessments, such as complete response rate at 3 months and durability of response up to 12 months in the immune ablative cohorts and recurrence-free survival in the neoadjuvant cohorts. The patients will also be monitored for safety. This trial is actively enrolling and remains on track, with initial 3-month clinical data expected in mid-2026.

We were incorporated as a Delaware corporation in 2009, and our headquarters are located in Boston, Massachusetts. Since our inception, we have focused our efforts on identifying and developing potential product candidates, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, conducting discovery, research and development activities and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue to date. We have funded our operations primarily through the sale of convertible preferred stock, common stock, and warrants. From inception through September 30, 2025, we have raised an aggregate of approximately $495.4 million of gross proceeds primarily from private placements of our equity and convertible preferred stock as well as through the issuance of our common stock. On May 16, 2025, we issued and sold 11,735,565 shares of common stock, pre-funded warrants to purchase up to 3,571,435 shares of common stock, and accompanying warrants to purchase an aggregate of 3,826,750 shares of common stock, or the 2025 Follow-On Offering. The common stock and pre-funded warrants were sold in the 2025 Follow-On Offering in combination with an accompanying common stock warrant to purchase 0.25 of a share of common stock for each share of common stock or pre-funded warrant sold. Each such share of common stock was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.90, and each such pre-funded warrant was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.89999. We received approximately $69.9 million in net proceeds from the 2025 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On November 9, 2023, we issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million, or the 2023 Follow-On Offering. We received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share, for aggregate gross proceeds of $92.5 million, or the 2022 Follow-On Offering. We received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the Securities and Exchange Commission, or the SEC, in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of its common stock from time to time in “at-the-market” offerings, or the ATM, under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. During the year ended December 31, 2023, we issued a total of 261,807 shares of common stock at a weighted average price of $12.49 for aggregate gross proceeds of $3.3 million under the ATM. On March 27, 2024, we filed a new shelf registration statement on Form S-3, or the 2024 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. We issued 605,585 shares of common stock at a weighted average price of $6.49 for aggregate gross proceeds of $3.9 million during the three and nine months ended September 30, 2025 under the ATM.

We have incurred significant operating losses in every year since our inception in 2009 and have not generated any revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $80.6 million and $61.1 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $454.9 million. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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
▪
establish our manufacturing capability, including establishing and developing our contract development and manufacturing relationships;
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

As of September 30, 2025, we had cash and cash equivalents and marketable securities of $161.9 million. We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” below.

Components of Our Results of Operations

Revenue

Since inception, we have not generated any revenue and do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for one or more of our product candidates are successful and result in regulatory approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from collaboration or license agreements. We cannot predict if, and when, or to what extent, we will generate revenue from the commercialization and sale of our product candidates or from collaboration or licensing agreements, if at all. We may never succeed in obtaining regulatory approval and may never enter into collaboration or licensing agreements for any of our product candidates.

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
▪
the cost of manufacturing bel-sar, including the cost of CDMOs that manufacture product for use in our preclinical studies and clinical trials and perform analytical testing, scale-up and other services in connection with our development activities;
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

We expect that our general and administrative expenses will increase in the near term as we continue to build a team to support our administrative, accounting and finance, communications, commercial strategy, legal and business development efforts. We expect to incur increased expenses associated with our growth, including costs of accounting, audit, legal, regulatory and tax compliance services; director and officer insurance costs; and investor and public relations costs.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$22,178	$17,036	$5,142
General and administrative	5,728	6,196	(468)
Total operating expenses	27,906	23,232	4,674
Loss from operations	(27,906)	(23,232)	(4,674)
Other income (expense):
Interest income, including amortization and accretion income	1,815	2,258	(443)
Other expense	(13)	(25)	12
Total other income	1,802	2,233	(431)
Loss before income taxes	(26,104)	(20,999)	(5,105)
Income tax provision, net	(26)	(43)	17
Net loss	$(26,130)	$(21,042)	$(5,088)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Preclinical	$316	$163	$153
Clinical trials	6,918	4,429	2,489
Manufacturing development	4,295	4,532	(237)
Personnel/overhead expenses	10,649	7,912	2,737
Total research and development expenses	$22,178	$17,036	$5,142

Research and development expenses increased to $22.2 million for the three months ended September 30, 2025 from $17.0 million for the three months ended September 30, 2024, primarily due to ongoing clinical and CRO costs associated with the progression of our global Phase 3 trial of bel-sar in early choroidal melanoma and higher personnel expenses related to growth of our company.

General and Administrative Expenses

General and administrative expenses decreased to $5.7 million for the three months ended September 30, 2025 from $6.2 million for the three months ended September 30, 2024, primarily driven by reduced professional fees.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$68,403	$50,968	$17,435
General and administrative	$17,151	$17,341	(190)
Total operating expenses	85,554	68,309	17,245
Loss from operations	(85,554)	(68,309)	(17,245)
Other income (expense):
Interest income, including amortization and accretion income	5,087	7,395	(2,308)
Other expense	(72)	(83)	11
Total other income	5,015	7,312	(2,297)
Loss before income taxes	(80,539)	(60,997)	(19,542)
Income tax provision, net	(93)	(88)	(5)
Net loss	$(80,632)	$(61,085)	$(19,547)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Preclinical	$999	$304	$695
Clinical trials	23,622	15,146	8,476
Manufacturing development	12,410	11,042	1,368
Personnel/overhead expenses	31,372	24,476	6,896
Total research and development expenses	$68,403	$50,968	$17,435

Research and development expenses increased to $68.4 million for the nine months ended September 30, 2025 from $51.0 million for the nine months ended September 30, 2024, primarily due to ongoing clinical and CRO costs associated with the progression of our global Phase 3 trial of bel-sar in early choroidal melanoma and higher personnel expenses related to growth of our company.

General and Administrative Expenses

General and administrative expenses decreased to $17.2 million for the nine months ended September 30, 2025 from $17.3 million for the nine months ended September 30, 2024, primarily driven by reduced professional fees.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of convertible preferred stock, warrants and common stock. Through September 30, 2025, we have raised an aggregate of approximately $495.4 million of gross proceeds primarily from private placements of our equity and convertible preferred stock and warrants, as well as through the issuance of our common stock. On May 16, 2025, we issued and sold 11,735,565 shares of common stock, pre-funded warrants to purchase up to 3,571,435 shares of common stock, and accompanying warrants to purchase an aggregate of 3,826,750 shares of common stock. The common stock and pre-funded warrants were sold in the 2025 Follow-On Offering in combination with an accompanying common stock warrant to purchase 0.25 of a share of common stock for each share of common stock or pre-funded warrant sold. Each such share of common stock was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.90, and each such pre-funded warrant was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.89999. We received approximately $69.9 million in net proceeds from the 2025 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On November 9, 2023, we issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million in the 2023 Follow-On Offering. We received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share for aggregate gross proceeds of $92.5 million in the 2022 Follow-On Offering. We received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into the Sales Agreement with the Sales Agent to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. During the year ended December 31, 2023, we issued a total of 261,807 shares of common stock at a weighted average price of $12.49 for aggregate gross proceeds of $3.3 million under the ATM. On March 27, 2024, we filed the 2024 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. We issued 605,585 shares of common stock at a weighted average price of $6.49 for aggregate gross proceeds of $3.9 million during the three and nine months ended September 30, 2025 under the ATM.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(64,273)	$(55,853)
Net cash provided by investing activities	5,771	39,126
Net cash provided by financing activities	74,388	1,052
Net increase (decrease) in cash, cash equivalents, and restricted cash	$15,886	$(15,675)

Operating Activities

During the nine months ended September 30, 2025, net cash used in operating activities was $64.3 million primarily due to our net loss of $80.6 million, partially offset by stock-based compensation expense and an increase in accrued expenses and other current liabilities related to timing of vendor invoicing and payments.

During the nine months ended September 30, 2024, net cash used in operating activities was $55.9 million, primarily due to our net loss of $61.1 million and an increase in prepaid expenses related to CRO costs associated with our Phase 3 trial of bel-sar in early choroidal melanoma, partially offset by an increase in stock-based compensation expense.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2025 was $5.8 million primarily due to maturities of marketable securities partially offset by purchases of marketable securities and property and equipment.

Net cash provided by investing activities during the nine months ended September 30, 2024 was $39.1 million primarily due to maturities of marketable securities partially offset by purchases of marketable securities and property and equipment.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $74.4 million primarily from proceeds related to the issuance of common stock, pre-funded warrants, and common stock warrants in the 2025 Follow-On Offering as well as issuance of common stock under the ATM.

During the nine months ended September 30, 2024, net cash provided by financing activities was $1.1 million from proceeds from stock options exercises and issuance of common stock under the ESPP.

Funding Requirements

Our plan of operation is to continue implementing our business strategy, continue research, development and manufacture of bel-sar and any other product candidates we may acquire or develop and continue to expand our research pipeline and our internal research and development capabilities. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our current and future product candidates. In addition, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or terminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. As of September 30, 2025, we had cash, cash equivalents, and marketable securities of $161.9 million. Based on our research and development plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Material Cash Requirements

The following table summarizes our contractual obligations and commitments as of September 30, 2025.

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	$25,187	$3,380	10,755	7,711	3,341
Total	$25,187	$3,380	$10,755	$7,711	$3,341

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies from those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

Recent Accounting Pronouncements

We assessed the recent accounting pronouncements for the nine months ended September 30, 2025 and determined no pronouncements have material impact to the unaudited condensed consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial and Business Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial and Business Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial and Business Officer, to allow timely decisions regarding any required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2025, we do not believe we are party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Our net losses were $80.6 million and $61.1 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $454.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly as we continue clinical development for bel-sar and continue to discover and develop additional product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We incur costs, and will incur additional costs, associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. To date, we have not generated any revenue from any product sales. Our ability to become profitable depends upon our ability to generate revenue. We have no products approved for commercial sale and, therefore, have never generated any revenue from product sales, and we do not expect to in the foreseeable future. Further, we do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:

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

We are currently conducting a Phase 3 clinical trial and have, or anticipate to have, sites in the United States as well as in some or all of the following countries, among others: the UK, Canada, Australia, Austria, Italy, Israel, Germany, France, Spain, Denmark, Belgium, New Zealand, the Netherlands, and the Czech Republic. We also may in the future choose to conduct one or more additional clinical trials outside the United States, including in Europe. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and the U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practices, or GCP, regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Currently, federal agencies in the United States are operating under a federal government shutdown due to the expiration of the continuing resolution on September 30, 2025.

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

In addition, over the last several years, the U.S. government has shut down at times, including beginning on October 1, 2025, and certain federal agencies, such as the FDA, have had to furlough critical employees and stop critical activities. The duration of the current U.S. government shutdown is unknown. If a prolonged government shutdown occurs, including as a result of reaching the debt ceiling, it could significantly impact the ability of federal agencies to perform normal business functions on which the operation of our business may rely, including the FDA’s ability to timely review and process our regulatory submissions, any of which could have a material adverse effect on our business. Further, future government shutdowns or other disruption of the operations of federal agencies could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

For example, recent legislation that was signed into law on July 4, 2025 made significant changes to U.S. federal tax law. Under Section 174 of the Internal Revenue Code of 1986, as amended, or the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the United States will be capitalized and amortized, which may have an adverse effect on our cash flow. The recent legislation provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the United States may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the new tax legislation provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the United States in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the United States in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024.

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

Based on the beneficial ownership of our common stock as of September 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 50.0% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Our gross operating losses and tax credits may also be impaired or restricted under state law. As of December 31, 2024, we had federal gross operating loss carryforwards of approximately $209.8 million, state gross operating loss carryforwards of $183.6 million, and foreign gross operating loss carryforwards of $0.7 million. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating the U.S. federal and state taxable income. As a result, the amount of the gross operating loss and tax credit carryforwards presented in our financial statements could be limited and may expire unutilized. Under current law, unused U.S. federal gross operating loss carryforwards generated in taxable years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. For taxable years beginning after December 31, 2020, however, the deductibility of such U.S. federal NOLs is limited to 80% of our taxable income in such taxable years.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of September 30, 2025, we have 62,985,569 shares of common stock outstanding. Significant portions of these shares are held by a small number of stockholders, including persons who were our stockholders prior to our IPO. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, certain shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered or intend to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, our directors, executive officers and certain affiliates may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Insider Trading Arrangements

None of our directors or officers, as defined in Rule 16a-1(f) under the Securities Act, adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) of Regulation S-K, during the quarter ended September 30, 2025.

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

Aura Biosciences, Inc.

Date: November 13, 2025	By:	/s/ Elisabet de los Pinos
Elisabet de los Pinos
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Anthony Gibney
Anthony Gibney
Chief Financial and Business Officer
(Principal Financial Officer)

Date: November 13, 2025	By:	/s/ Amy Elazzouzi
Amy Elazzouzi
Senior Vice President, Finance
(Principal Accounting Officer)