Form 10-K
period 2025-12-31
Aura Biosciences, Inc.
filed 2026-03-30
CIK 1501796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant's aggregate market value of its voting common equity held by non-affiliates was $321.0 million based on the closing sale price of $6.26 per share as reported on the Nasdaq Global Market on that date.

The number of shares of Registrant’s Common Stock outstanding as of March 24, 2026 was 64,150,468.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2026 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference in Part III of this Form 10-K.

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
▪
our ability to continue as a going concern;
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

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks are described more fully in Part II, “Item 1A—Risk Factors,” in this Annual Report on Form 10-K and include, but are not limited to, the following:

▪
We have incurred significant net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future, which raises a risk regarding our ability to continue as a going concern.
▪
Our auditors have issued a “going concern” audit opinion.
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
▪
If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to pursue our business strategy and continue as a going concern will be impaired, could result in loss of markets or market share and could make us less competitive.
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

ii

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company developing precision therapies to treat solid tumors designed to preserve organ function. Our lead candidate bel-sar is in late-stage clinical development for the treatment of patients with early choroidal melanoma (defined as small choroidal melanoma and/or indeterminate lesions) and is also in clinical development for other ocular oncology indications and bladder cancer.

There is significant unmet need for novel treatments for patients with choroidal melanoma, given the limitations of the current standard of care, or SoC, and patient reluctance to undergo radiotherapy in the form of either plaque brachytherapy or proton beam therapy, both highly-invasive therapies that result in significant vision loss, and potential legal blindness in the treated eye. Enucleation, or surgical removal of the affected eye, is another treatment option for patients with choroidal melanoma, in which patients lose all vision without the possibility of vision restoration. We are evaluating the safety and efficacy of bel-sar as a potential vision-sparing therapy in our ongoing global Phase 3 CoMpass trial for the first-line treatment of adult patients with early choroidal melanoma. Moreover, we intend to assess the safety and efficacy of bel-sar in treating a range of other solid tumors, beginning with metastases to the choroid and bladder cancer where bel-sar is in clinical development, as well as in cancers of the ocular surface. We believe bel-sar, if approved, has the potential to change the current treatment paradigm for patients with ocular and urologic cancers and other solid tumors.

Bel-sar has shown clinical benefit and has been generally well-tolerated in clinical trials to date. In a Phase 2 study (ClinicalTrials.gov ID: NCT04417530) evaluating suprachoroidal, or SC, administration of bel-sar for the first-line treatment of early choroidal melanoma, patients were closely monitored over a twelve-month follow-up period to assess tumor control, visual acuity preservation, and tumor growth rate. A total of 22 patients were enrolled in the study. Bel-sar achieved an 80% tumor control rate (n=8/10) among Phase 3-eligible patients who received the therapeutic regimen, with complete cessation of growth following treatment among responders (post-treatment average growth rate of 0.011 mm/yr among responders compared to 0.351 mm/yr prior to study entry; p<0.0001). Visual acuity preservation was achieved in 90% of these ten patients. Importantly, 80% of these ten patients were at high risk for vision loss with tumors close to the fovea or optic disc, highlighting the potential for vision preservation with this novel class of drugs. The safety profile of bel-sar was highly favorable in all participants regardless of dose. We believe the Phase 2 results are a significant achievement considering the typically poor prognosis associated with choroidal melanoma, a rare and life-threatening ocular cancer, where there are no approved vision-preserving therapies to date. We believe bel-sar has the possibility to transform the field of ocular oncology beyond choroidal melanoma and we are expanding clinical development in two additional indications: metastases to the choroid and cancers of the ocular surface. We continue to enroll patients in an ongoing Phase 2 clinical trial in metastases to the choroid and we are initiating a Phase 1 proof-of-concept trial in cancers of the ocular surface.

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

Beyond ocular cancers, bel-sar is in clinical development in bladder cancer. Bladder cancer is the ninth most common cancer worldwide and the majority of cases are diagnosed early as non-muscle invasive bladder cancer, or NMIBC, with a prevalence of approximately 80,000 cases per year in the United States. Despite the early diagnosis, patients with NMIBC have a high risk of recurrence and progression with current SoC treatments. In 2025, we announced positive data from our Phase 1 trial in NMIBC (NCT05483868). Based on the positive results from the completed Phase 1 trial, we are advancing the clinical development of bel-sar in NMIBC. We have an ongoing Phase 1b/2 trial in NMIBC evaluating additional doses and cycles in intermediate and high-risk NMIBC patients.

Our vision is to innovate the future of cancer care to cure patients and preserve organ function. We are developing bel-sar in several indications in ocular oncology, with the goal of treating tumors, preserving vision and preventing blindness in patients. Our lead indication is a potential multi-billion dollar addressable market opportunity. We are also evaluating bel-sar in urologic oncology indications, initially in bladder cancer, which is one of the most expensive cancers to treat on a per patient basis. The global market for bladder cancer is expected to be greater than $8.0 billion by 2032.

Our initial focus is in ocular and urologic oncology, both areas of high unmet medical need where local targeted therapies may enable early intervention, as shown in our pipeline below.

a. Virus-like drug conjugates (VDCs) bind to a subset of modified tumor associated glycosaminoglycans (GAGs) that are part of the heparan sulphate chain of heparan sulfate proteoglycans (HSPGs).1

1. Kines RC, and Schiller JT. Viruses. 2022;14(8):1656. mHSPG, modified heparan sulphate proteoglycan; NMIBC, non-muscle-invasive bladder cancer; PoC, proof of concept..

We envision the potential for development of other oncology therapeutic areas in addition to ocular and urologic cancers.

Our Team

Our management team includes industry executives with extensive biopharmaceutical experience in developing and commercializing drugs in oncology and ophthalmology. Elisabet de los Pinos, Ph.D., our Chief Executive Officer, led the marketing strategy and European commercialization of Alimta® for the treatment of lung cancer at Eli Lilly and Company. Our Chief Medical Officer and President of Research & Development, J. Jill Hopkins, M.D., is an ophthalmologist and retinal specialist with more than 30 years of experience in ophthalmology, including serving as Senior Vice President, Global Head of Ophthalmology and Exploratory Development at Novartis AG, or Novartis, and Chief Executive Officer of Gyroscope Therapeutics, a Novartis company, where she was responsible for the global ophthalmic pipeline. Anthony Gibney, our Chief Financial and Business Officer, is an experienced biotechnology leader and former investment banker who brings over 30 years of experience dedicated to leading and advising biotechnology companies across their businesses, including corporate strategy, business development, finance and investor relations, among others. Following his investment banking career, he has worked as Chief Business Officer at Achillion Pharmaceuticals, Inc. and Iveric Bio, Inc. and as Chief Business and Financial Officer at Fog Pharmaceuticals, Inc. Conor Kilroy, our Chief Legal Officer and Secretary, served as general counsel and secretary at Neurogastrx, Inc. from September 2021 to May 2023. Mr. Kilroy also served in roles of increasing responsibility at Ironwood Pharmaceuticals, Inc. (Nasdaq: IRWD) from June 2013 to February 2021, serving as senior vice president, general counsel and secretary beginning in April 2020 and vice president, general counsel and secretary beginning in April 2019. Earlier in his career, Mr. Kilroy held roles at Boston Scientific Corporation and in the business law department of Goodwin Procter LLP. Mark Plavsic, Ph.D. is our Chief Technology Officer and brings 30 years of global biopharmaceutical experience including end-to-end technical operations in the United States, Europe, and Australasia and successful translation and scale-up of complex biologics from preclinical development through commercial launch and distribution. He previously served as Chief Technology Officer at Fate Therapeutics, Inc. and at Lysogene. We believe the breadth and depth of experience amongst our management team will enable us to advance the clinical and development strategy for bel-sar and, if approved, its commercialization. Our Chairman of the Board of Directors, David Johnson, is a biopharmaceutical industry veteran with more than 25 years of experience in drug development. Mr. Johnson is currently Chief Executive Officer and founder of Solve Therapeutics, Inc., a biotechnology company developing next-generation mAb-based oncology therapeutics. Prior to founding Solve Therapeutics, he was Chief Executive Officer of VelosBio Inc., an oncology company acquired by Merck & Co. for $2.75 billion in 2020. He was also Chief Executive Officer at Acerta Pharma, which was acquired by AstraZeneca for $7 billion. Mr. Johnson has extensive experience leading the development of first-in-class cancer therapies and has made significant contributions to drugs which ultimately garnered regulatory approvals, including bortezomib (Velcade®), romidepsin (Istodax®), idelalisib (Zydelig®), and acalabrutinib (Calquence®).

Our Strategy

At Aura Biosciences, our vision is to innovate the future of cancer care to cure patients and preserve organ function, with an initial focus on ocular and urologic oncology. Key elements of our strategy to accomplish this objective include:

▪
Complete the ongoing global Phase 3 CoMpass trial of bel-sar as a first-line treatment of early choroidal melanoma and pursue U.S. Food and Drug Administration, or FDA, approval. If approved, this would represent the first therapy for early choroidal melanoma as a potential first-line treatment option, reserving radiotherapy for a second-line treatment option. If approved, we see the potential to independently commercialize bel-sar in choroidal melanoma, which has an incidence of 11,000 patients diagnosed per year in the United States and Europe. There are approximately 50 ocular oncologists in the United States and approximately 50 ocular oncologists in Europe, representing a focused call point and providing an opportunity for our company to capture the value of the market with a focused sales team globally.
▪
Expand the development of bel-sar in additional ocular oncology indications, including metastases to the choroid and cancers of the ocular surface. We believe bel-sar's dual mechanism of action has potential to treat tumors while preserving key ocular structures, in other ocular cancers that affect a large number of patients. We continue to enroll patients in the ongoing Phase 2 clinical trial in metastases to the choroid. Metastases to the choroid has an annual incidence rate of 20,000 patients in the United States and Europe. In addition, we plan to conduct a Phase 1 proof-of-concept trial of bel-sar for cancers of the ocular surface, including both melanomas and squamous cell carcinomas, that has an incidence rate of 35,000 patients a year in the United States and Europe, based on strong interest from the ocular oncology community to develop better treatment options for patients.

▪
Advance the development of bel-sar in NMIBC. We believe that bel-sar has the opportunity to become a front-line treatment option with a paradigm shifting approach driven by its unique dual mechanism of action and the possibility to generate a robust cell mediated immune response against the tumor to prevent recurrence and progression of the disease. As such, we are currently evaluating two different front-line interventions in the ongoing Phase 1b/2 trial: neoadjuvant treatment prior to transurethral resection of bladder tumor, or TURBT, and immune-ablative treatment (without TURBT), with the opportunity to not only evaluate the dose and treatment regimen but also to assess durability of response for up to 12 months in patients with intermediate and high-risk NMIBC. Bel-sar has received FDA Fast Track Designation in NMIBC.
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

Our Strengths in Ocular Oncology

Bel-sar is in development in multiple indications in ocular oncology: early choroidal melanoma, metastases to the choroid, and cancers of the ocular surface. We believe bel-sar has several strengths that support our goal of developing bel-sar as a potential vision-sparing therapy in ocular oncology, including:

▪
Demonstrated clinical utility in choroidal melanoma, with Phase 2 end of study results in patients at twelve months of follow-up who received three cycles of therapy in Cohorts 5 and 6, and who match the criteria for our ongoing global Phase 3 trial.
▪
Tumor control rate of 80% (8/10) and visual acuity preservation rate of 90% (9/10), with the majority of patients being at high-risk for vision loss with tumors close to the fovea or optic disc.
▪
Favorable safety profile, with no posterior inflammation, treatment-related serious adverse events or grade three to five treatment-related adverse events reported.

Early Choroidal Melanoma

Early choroidal melanoma is our most advanced clinical program, with an ongoing global Phase 3 trial. We have received Orphan Drug Designation, or ODD, for the treatment of early choroidal (also referred to as uveal) melanoma from the FDA and the European Medicines Agency, or EMA, and Fast Track Designation from the FDA for the treatment of early choroidal melanoma. SC administration of bel-sar in a completed Phase 2 trial, provided data which supported this SC route of administration in the Phase 3 trial.

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

Most patients with choroidal melanoma are diagnosed with early-stage disease localized to the eye with no evidence of metastatic disease. It is estimated that 96% of patients are diagnosed without clinical evidence of metastatic disease. These patients are not treated immediately as there are no effective targeted therapies that can preserve vision. Early choroidal melanoma patients are defined as patients with small choroidal melanoma and/or indeterminate lesions representing approximately 8,000 patients in the United States and Europe. The only current treatment option for patients with primary choroidal melanoma is radiotherapy which leaves patients with vision loss and other comorbidities. Approximately 2,300 patients are diagnosed with medium to large tumors and are treated with radiotherapy or enucleation, or full surgical removal of the eye, which results in total vision loss and is irreversible.

aEach figure represents approximately 250 persons.

Figure 1. Distribution of Stages of Choroidal Melanoma Cases

We are developing bel-sar as a potential first line vision-sparing treatment option for intervention in early choroidal melanoma, avoiding the need for radiotherapy and potentially reducing the risk of metastasis for these patients with early therapeutic intervention. Earlier diagnosis and treatment intervention of lesions in the eye has the potential to dramatically improve outcomes for patients and reduce the risk of blindness caused by radiotherapy.

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

Figure 2. Three Treatment Options for Primary Choroidal Melanoma

There are limited treatment options to treat primary choroidal melanoma, which pose a challenge to clinicians and patients. The current treatments are invasive procedures and are associated with irreversible loss of visual acuity and other side effects. Lesions that are detected early are often monitored without treatment since the current SoC is invasive and causes vision loss and is therefore typically reserved for medium to large or growing lesions. As choroidal melanoma tends to metastasize early, even with radical treatments such as enucleation, metastatic disease still occurs, which results in a high degree of mortality. There is an urgent unmet medical need for an effective, vision-sparing therapy and the availability of such a therapy may encourage treatment of early choroidal melanoma at the time of early detection. This could subsequently increase the awareness of the importance of early diagnosis and intervention for this life-threatening disease and increase the number of patients treated annually.

Bel-sar in Early Choroidal Melanoma

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

Goal of Treatment with Bel-sar

In ocular oncology, early detection, and timely local intervention has the goal of achieving a local complete response, or CR, which in ocular oncology is described as tumor control. This involves completely halting tumor growth while safeguarding critical ocular structures, such as the retina, essential for maintaining visual function. Early treatment is believed to reduce the risk of metastasis. After treatment, if tumors do not have an increase in thickness by ultrasound or an increase in diameter as evaluated with digital photography, it is believed that the malignant cells have been killed, and a local complete response has been achieved, and the treatment is considered equivalent to a local cure. Ocular oncologists measure the antitumor activity after plaque brachytherapy by evaluating tumor control as well as systemic disease to detect the presence of metastasis.

Figure 4. Goal of Treatment with Bel-sar is a Local Complete Response Achieving Tumor Control with Targeted Killing of Melanoma Cells and Preservation of Key Ocular Structures.

We believe that patients with early choroidal melanoma would gain the most advantage from bel-sar treatment. These tumors are not only the most likely to respond to our therapy but, based on historic data, these patients also have the lowest risk of having developed life-threatening metastatic disease, and as such, bel-sar has the potential to confer the greatest long-term benefit.

Clinical Development Plan in Early Choroidal Melanoma:

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

Phase 2 Suprachoroidal Study: We also evaluated and developed the SC route of administration to optimize the delivery of bel-sar directly to the choroid where the tumor is located. The suprachoroidal space, or SCS, is a potential space bound between the external surface of the choroid and the internal surface of the sclera and encompasses the full circumference of the posterior segment of the eye. The Phase 2 study was an open-label, ascending single and repeat dose escalation trial in patients with early choroidal melanoma designed to evaluate the safety, tolerability and efficacy of up to three cycles of bel-sar treatment. (ClinicalTrials.gov ID: NCT04417530)

Figure 5. SC Administration with SCS MicroinjectorTM.

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

BCVA, best-corrected visual acuity; **ETDRS,** Early Treatment Diabetic Retinopathy Study.

ClinicalTrials.gov Identifier, NCT04417530: AU-011-202. **Data on file, Aura Biosciences.**

Figure 8. High Vision Preservation Rates with 12 Months of Follow Up.

Phase 3 Randomized Controlled Trial: The Phase 3 trial is designed as a superiority trial comparing bel-sar versus sham delivered via SC injection followed by laser light activation. The trial is a global, randomized, multi-center, masked study. It is intended to enroll approximately 100 patients randomized 2:1:2 to receive the high dose regimen of bel-sar, low dose regimen of bel-sar, or a sham control. The primary endpoint is time to tumor progression, and the first key secondary endpoint is a composite time to event analysis. Endpoints will only compare the bel-sar high dose regimen to sham when the last patient completes 15 months of follow up. The trial is powered at greater than 90%. We expect to complete enrollment for this Phase 3 trial by mid-2026, with topline data for the 15-month primary endpoint anticipated in the second half of 2027. (ClinicalTrials.gov ID: NCT06007690)

The design of the trial and the endpoints utilized have been agreed upon through an SPA with the FDA.

Figure 9. Global Phase 3 Trial Design

The trial is patient, assessor (VA examiners and Independent Reading Center, or IRC, readers) and sponsor masked. Masked readers at the IRC will assess the imaging data-based efficacy assessments including tumor thickness and largest basal diameter, or LBD, during the trial. Best corrected visual acuity will be assessed using the ETDRS protocol by masked, certified, VA examiners. All measures will be taken to mask the patients during their trial participation period including the use of sham SC injections and sham laser on assigned treatment days.

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

If warranted by the data, we plan to submit the results of the Phase 3 trial to support approval of bel-sar for the treatment of early choroidal melanoma. Based on the results of the Phase 3 trial, if positive, and a lack of therapies approved for the treatment of this rare disease, with the current SoC with radiotherapy causing patients irreversible vision loss, the FDA and EMA may agree to grant approval based on a single Phase 3 trial. However, the FDA and/or EMA may require two Phase 3 trials for approval, which will be addressed subsequent to reviewing the data from the Phase 3 trial with the regulators.

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

Retrospective natural history study to evaluate long-term visual acuity benefit versus plaque brachytherapy

The ability to demonstrate tumor control with long-term visual acuity preservation supports the potential of bel-sar to become the SoC for the first-line treatment of patients with early choroidal melanoma compared to an invasive radiotherapy procedure that leaves most patients with irreversible vision loss and other long-term comorbidities. To demonstrate the long-term visual decline that patients (who would otherwise have been eligible for our clinical trials) experienced by undergoing radiotherapy, we have conducted a retrospective natural history study to evaluate the visual acuity of patients treated with plaque brachytherapy who were matched to actual patients in our Phase 1b/2 study with IVT administration to provide an estimate of the vision benefit of bel-sar. This study is discussed below.

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

In addition to these data, we have initiated a long-term follow up study to assess long-term safety and efficacy outcomes from participants in the Phase 3 trial.

Metastases to the Choroid

Metastases to the choroid, where different types of primary cancers from elsewhere in the body (e.g., breast and lung cancer) metastasize to the eye, is an even more common cause of intraocular malignancy than primary (i.e., originating within the eye) choroidal melanoma. There is a high unmet need in these patients, as current therapy consists primarily of external radiotherapy, which is typically given daily for four weeks, which comes with a very high treatment burden and with ocular morbidity. As such, an easier-to-apply treatment that preserves vision is needed. These patients are treated by the same ocular oncologists that treat choroidal melanoma. We have an open IND in the United States and have received Fast Track Designation from the FDA’s Division of Oncology in metastases to the choroid. We continue to enroll patients in the ongoing Phase 2 clinical trial in metastases to the choroid and we expect early proof-of-concept data from this trial in 2026.

The Phase 2 trial is expected to enroll approximately 12-24 patients with unilateral/unifocal metastasis to the choroid, arising from any primary solid tumor. The goal of the study is to evaluate safety and early efficacy, including tumor shrinkage and visual acuity, to establish the dose and the dosing regimen for future development.

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

There are currently no drugs approved for cancers of the ocular surface, and patients are treated with surgery, off-label chemotherapy, and radiation. The readily accessible location of these tumors, on the surface of the eye, would be expected to facilitate local treatment with bel-sar in clinic. We are initiating a Phase 1 proof-of-concept trial in Australia to assess safety, feasibility, and tumor response through histopathological evaluation at a 2-4 week time point. Development activities for this program are ongoing, with early proof-of-concept data from the Phase 1 trial expected in 2026.

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

Current Treatment Options for Bladder Cancer

Although several adjuvant intravesical therapies are utilized for patients with NMIBC, there are limited FDA-approved treatment options specifically indicated for low-grade, intermediate-risk NMIBC. In high-risk NMIBC, various intravesical therapies, including BCG, are approved and commonly used as adjuvant treatments following surgical resection. However, their efficacy is limited by several factors, including BCG shortages and treatment-related adverse events that often lead to early discontinuation, ultimately leaving patients at a substantial risk of recurrence, disease progression, and long-term bladder function impairment.

a42-84% of low-grade intermediate-risk patient develop recurrence.4,5

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

Figure 12. Distribution of Risk Categories and Associated Treatments of NMIBC

For MIBC, the current standard of care consists of neoadjuvant systemic therapy followed by radical cystectomy and/or adjuvant systemic treatment post-cystectomy. Despite available therapies, there remains a significant unmet medical need in both NMIBC and MIBC for safe and effective function- and organ-sparing treatment options.

Bel-sar in Bladder Cancer

Our nonclinical in vivo data support bel-sar’s dual mechanism of action, demonstrating its potential to induce cytotoxicity and promote long-term antitumor immunity, which may help reduce the risk of recurrence and progression. Additionally, we have shown in preclinical studies that bel-sar exhibits strong synergy with checkpoint inhibitors, which are approved for a subset of patients with NMIBC, further enhancing its therapeutic potential. Given the well-documented sensitivity of bladder cancer to immune activation, we believe this immune response can play a critical role in improving treatment outcomes. We have announced positive data from our Phase 1 clinical trial of bel-sar in patients with NMIBC and have an ongoing Phase 1b/2 trial evaluating additional doses and cycles in intermediate and high-risk NMIBC patients. We anticipate initial three-month clinical data from this Phase 1b/2 trial in mid-2026. We received Fast Track Designation from the FDA for bel-sar for the treatment of NMIBC in June 2022.

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

In Part 1 of the study (n=5), patients received a single dose of bel-sar without light activation to evaluate its safety profile. Part 2 of the study (n=12) was designed to evaluate three different cohorts of patients with a confirmed tumor at time of treatment, who received either 100ug or 200ug of bel-sar as a single dose.

We announced initial data from this trial in October 2024 and provided additional data in March 2025. Ten of the patients enrolled in part 2 of the study were evaluable for biological activity. Among these ten patients, five had intermediate-risk NMIBC and five had high-risk NMIBC. Eight of these ten patients had a history of recurrent bladder cancer and had undergone multiple TURBTs and adjuvant treatments such as BCG, mitomycin, gemcitabine, cetrelimab and tamoxifen prior to trial enrollment.

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

Additionally, immune activation was noted in all ten patients in both target and non-target bladder tumors. Furthermore, four out of seven patients with multiple tumors (57%) demonstrated a clinical complete response in at least one non-target lesion with infiltration of effector CD8+ and CD4+ T-cells. This data provides evidence of a bladder urothelial field effect with a single low-dose of bel-sar with light activation, potentially indicating a broader immune response and immune surveillance in the bladder beyond the target tumor in these patients.

To evaluate the local immune response after the treatment with bel-sar in the tumor microenvironment, or TME, multiplex immunofluorescence staining for key immune cell types was performed on tumor biopsies from the Phase 1 trial. These data (n=5 patients from the Phase 1 trial) revealed that a single focal administration of bel-sar induced adaptive immune memory through generation of de novo mature tertiary lymphoid structures, or TLS, in three of five participants evaluated. Bel-sar also generated innate and adaptive effectors regardless of immune environment and converted immune-cold or exhausted lesions into active, immune-hot microenvironments. In treated lesions, natural killer cell density increased up to 40x, CD4+ cytolytic T cell density increased up to 7x, and CD4+ and CD8+ memory T cells were observed after bel-sar treatment. We believe this biological activity profile reinforces bel-sar's potential as a frontline therapy designed to treat the tumor, activate durable anti-tumor immunity, and reduce recurrence risk across the bladder cancer spectrum.

Phase 1b/2 Trial: We are advancing the development of bel-sar in bladder cancer, with an initial focus on intermediate risk and high risk NMIBC patients through a Phase 1b/2 trial. This study is designed to evaluate safety and additional doses and treatment regimens, allowing for the assessment of clinical response at three months and durability of response at up to 12 months. The Phase 1b/2 trial is ongoing in patients with NMIBC, with initial three-month clinical data expected in mid-2026. Additionally, we are planning further regulatory discussions focused on defining a registrational strategy to guide clinical development. The Phase 1b/2 study design is illustrated in Figure 14 below.

Figure 14. Phase 1b/2 Trial in Intermediate and High Risk NMIBC Patients.

Our goal is to establish bel-sar, if approved, as an immune-based frontline treatment, either as an immune-ablative approach that eliminates the need for TURBT or as a neoadjuvant therapy prior to TURBT in NMIBC patients. We also plan to evaluate bel-sar’s efficacy in patients with MIBC.

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

Ocular Oncology

Currently we are not aware of any other company that has a drug in clinical development for intervention in early choroidal melanoma, or for the local treatment of metastases to the choroid. The SoC as a first line treatment for patients is radiotherapy – plaque brachytherapy or proton beam irradiation for choroidal melanoma and external beam photon radiotherapy or proton beam irradiation for metastases to the choroid. Verteporfin (Visudyne) is currently used off label in some cases of small metastases to the choroid, but is generally not utilized for melanomas. Transpupillary thermotherapy is generally used as an adjunct to previous radiotherapy for melanoma, but in most cases is no longer used as a standalone treatment modality. All types of radiotherapy used for choroidal melanoma and metastases to the choroid, whether plaque, protons, or external photon irradiation, can be associated with vision loss and other ocular morbidities. It is possible that there may be other companies with compounds in preclinical development but we are not aware of any data that has been published or presented at any conference. Given our stage of development, we believe we are the furthest along in development. Our focus in ocular oncology is the early treatment of the primary cancer in the eye before it metastasizes. Immunocore Holdings PLC, or Immunocore, received FDA approval for KIMMTRAK® (tebentafusp-tebn) injection for metastatic uveal melanoma. Immunocore’s drug is indicated for the treatment of HLA-A*02:01-positive adult patients with unresectable or metastatic uveal melanoma and has not been developed to treat early-stage disease in the eye. Ideaya Biosciences is in Phase 2/3 clinical development to treat metastatic uveal melanoma. In addition, they have an ongoing Phase 2/3 study with neoadjuvant treatment in patients with large melanomas that are selected to receive enucleation, or neoadjuvant treatment in patients with medium-to-large tumors that are scheduled to receive radiotherapy, with the goal of preventing enucleation for large tumors or reducing the dose of radiotherapy for medium tumors. Neither of those drugs and the patient population they target overlap with our development plan and path to approval.

Urologic Oncology

There are multiple companies that have drugs on market and in clinical development for the treatment of NMIBC and MIBC. Pembrolizumab has been approved for the treatment of high-risk, or HR BCG-unresponsive NMIBC with carcinoma in situ, or CIS, (with or without papillary tumors) for patients who are unfit or unwilling to undergo radical cystectomy. Ferring Pharmaceuticals has obtained FDA approval for ADSTILADRIN for the treatment of adult patients with HR BCG-unresponsive NMIBC with CIS, with or without papillary tumors. ImmunityBio, Inc. has an approved drug, Anktiva, in combination with BCG in patients with HR BCG-unresponsive NMIBC. CG Oncology’s cretostimogene grenadenorepvec, or CG0070, has presented data in a global Phase 3 clinical trial as a monotherapy for the treatment of HR BCG-unresponsive NMIBC and has received breakthrough therapy designation and Fast Track Designation. The same drug is being studied as monotherapy for intermediate risk, or IR, NMIBC, in combination with KEYTRUDA for HR BCG-unresponsive NMIBC, and in combination with Nivolumab in MIBC. Inlexo, formerly TAR-200 (from Johnson & Johnson Innovative Medicine), has received FDA approval for the treatment of adult patients with BCG-unresponsive HR NMIBC with CIS, with or without papillary tumors, and continues to be studied in multiple trials in HR NMIBC and MIBC. UroGen Pharma Ltd., or UroGen, has a drug, Jelmyto, which is a gel reformulation of mitomycin that is currently approved to treat low grade upper tract urothelial cancer. In addition, UroGen has obtained FDA approval for Zusduri, a mitomycin gel formulation, for the ablative treatment of recurrent low-grade IR NMIBC. In addition, there are several additional immune checkpoint inhibitors, or ICIs, in development as a monotherapy or in combination with intravesical treatments in an effort to improve efficacy and durability of response. In addition, there are several early-stage treatments in clinical development such as Protara Therapeutics, Inc.’s TARA-002, Asieris Pharmaceuticals’ APL-1202, and Trya Biosciences' Dabogratinib. While there are multiple drugs in development, we believe our competitive advantage as an early intervention approach may help reduce the risk of recurrence and metastasis, with a potentially reduced treatment burden for patients. In addition, the utilization of bel-sar may be synergistic with other approved therapies like checkpoint inhibitors.

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

In consideration of the rights granted under the NIH License Agreement, we paid NIH a one-time upfront payment of $0.1 million. We are required to make low single-digit percentage royalty payments based on specified levels of annual net sales of licensed products subject to certain specified reductions. We are required to make development and regulatory milestone payments up to $0.7 million in the aggregate and sales milestone payments up to $0.6 million in the aggregate. We are also required to pay NIH a mid-single to low teen-digit percentage of any sublicensing revenue we receive. Additionally, our payment obligations to NIH are subject to an annual minimum royalty payment of low five figures. We recognized milestones related to this agreement and related amendments of $0.04 million and $0.03 million for the years ended December 31, 2025 and 2024, respectively. In addition to milestones under the agreement, we reimburse NIH for any patent prosecution on costs incurred.

The NIH License Agreement will terminate upon the last expiration of the patent rights, or we may terminate the entirety of the agreement upon written notice thereof to NIH. The expiry of the last to expire patent licensed under the agreement is September 2034.

Rakuten License and Supply Agreement

As of April 16, 2024, LI-COR, Inc., or LI-COR, assigned, and Rakuten Medical, Inc., or Rakuten, assumed, the 2014 Exclusive Agreement and the 2014 Non-Exclusive Agreement relating to IRDye 700DX, each originally entered into by and between us and LI-COR. The 2014 Exclusive Agreement and 2014 Non-Exclusive Agreement were not otherwise modified by this assignment and assumption and remain in effect.

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

Clearside License Agreement

In July 2019, we entered into a license agreement, as amended, or the Clearside License Agreement, with Clearside Biomedical, Inc., or Clearside Biomedical, for the license of Clearside’s SC microinjector technology. The Clearside License Agreement was subsequently assigned by Clearside Biomedical to Clearside Royalty LLC, or Clearside. Upon execution of the Clearside License Agreement, we paid Clearside Biomedical a one-time upfront payment of $0.1 million. Pursuant to an amendment to the Clearside License Agreement in March 2026, we paid Clearside an upfront payment of $1.0 million, and we are required to make a one-time payment of $1.5 million upon the occurrence of a specified regulatory achievement. Under the Clearside License Agreement, we are also required to pay milestones up to $21.0 million in the aggregate to Clearside upon the achievement of specified regulatory and development milestones, and upon the achievement of certain commercial sales milestones. We are also required to pay low to mid-single digit royalties on net sales. If we sublicense a product for which royalties are payable, then we are required to pay the greater of 20% received or low single digit royalties on net sales.

The Clearside License Agreement expires on a country-by-country basis upon the later of the last to expire patent or ten years from the date of the first commercial sale of a product. The expiry of the last to expire patent licensed under the agreement is August 2034.

We did not recognize any expenses related to this agreement and related amendments for the years ended December 31, 2025 and 2024.

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

Our patent portfolio includes a combination of issued patents and pending patent applications that are owned by us, co-owned by us or licensed by us from third parties. As of March 30, 2025, we have an exclusive license (with regard to ocular cancers) and a non-exclusive license (with regard to solid tumors in humans for a specific indication) from Rakuten under one United States patent, which expired December 19, 2023; an exclusive license from NIH under four issued United States patents and three issued foreign patents; an exclusive license from INSERM-TRANSFERT, or Inserm, under three issued United States patents, and six granted foreign patents; and exclusive rights under a Cooperative Research and Development Agreement, or CRADA, with the United States Department of Health and Human Services, or DHHS, as represented by the National Cancer Institute, and Institute, Center, or Division of the NIH, under six issued United States patents, six pending non-provisional United States patent applications, nineteen foreign patents, and sixteen pending foreign patent applications.

In addition, as of March 30, 2026, we solely own four issued United States patents, three pending non-provisional United States patent applications, one pending provisional United States patent application, three granted foreign patents, six pending foreign patent applications, and one pending International Patent Cooperation Treaty, or PCT, application. We intend to pursue, when possible, additional patent protection, including composition of matter, method of use and process claims related to bel-sar.

Patent Families

We license one patent family from Rakuten and one patent family from the NIH, co-own and license one patent family from Inserm, co-own two patent families with DHHS/NIH and have exclusive rights under a CRADA, and solely own four patent families, all of which are generally directed to the bel-sar product and related methods of use and production.

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

The fifth patent family, which we co-own with DHHS/NIH and have exclusive rights under a CRADA, includes five issued United States patents, three issued patents in Australia, two issued patents in each of Europe and Japan, an issued patent in each of Brazil, Canada, Hong Kong, Republic of Korea and Mexico, one pending patent application in the United States, and one pending patent application in each of China and Europe. Patents in this family include claims directed to (1) tumor-targeting papilloma VLPs containing near infrared phthalocyanine dye molecules that become toxic or produce a toxic molecule upon light activation, (2) methods that include delivering the papilloma VLPs to an ocular tumor, and/or (3) methods of producing tumor-targeting bioconjugates that include the papilloma VLPs and near infrared phthalocyanine dye molecules. The patents in this patent family have a standard expiration date of September 18, 2034, subject to potential extensions.

The sixth patent family, which we co-own with DHHS/NIH and have exclusive rights under a CRADA, includes a granted patent in each of the United States, Australia, and Japan, two granted patents in Israel, a pending patent application in each of the United States, Australia, Brazil, Canada, China, and Europe, and two pending patent applications in Japan. Patent applications in this family include claims to a combination therapy that uses (1) tumor-targeting papillomavirus nanoparticles containing photosensitive molecules and (2) a checkpoint inhibitor. Patents issuing from this family would have a standard expiration date of April 11, 2038, subject to potential extensions.

The seventh patent family, which we own, includes a granted patent in each of Australia, Europe, and China, a pending patent application in each of Australia, Canada, Europe, and Republic of Korea, and two pending applications in each of the United States and Japan with claims directed to an ophthalmic composition that includes a near-isotonic solution of VLP drug conjugates in suspension. Patents issuing from national stage applications based on this international application would have a standard expiration date of March 25, 2040, subject to potential extensions.

The eighth patent family, which we own, includes a pending International PCT application and a pending patent application in the United States with claims directed to methods for treating a target tumor while simultaneously inducing a therapeutic field effect. Patents issuing from this family would have a standard expiration date of October 16, 2045, subject to potential extensions.

The ninth patent family, which we own, includes a pending provisional United States application with claims directed to VLP drug conjugate formulations for treating urologic tumors. Patents issuing from this family would have a standard expiration date of April 23, 2046, subject to potential extensions.

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
▪
Phase 3—Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval. Generally, two adequate and well-controlled clinical trials have been required by the FDA for approval of a BLA, although there are known exceptions, particularly for rare diseases. FDA leadership announced in February 2026 that the FDA will, going forward, adopt the default position that one adequate and well-controlled trial, combined with confirmatory evidence, can serve as the basis of approval for novel products.

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

In addition, a new drug or biological product may be eligible for breakthrough therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the biologic, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough therapy designation provides all the features of fast track designation in addition to intensive guidance on an efficient development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

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

Orphan Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant ODD to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with either a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States of that drug or biologic. ODD must be requested before submitting a BLA. After the FDA grants ODD, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has received ODD and subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same approved use or indication for seven years from the approval of the BLA, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of ODD are tax credits for certain research and a waiver of the BLA application user fee.

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

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of litigation. As a result, the ultimate impact, implementation, and regulatory interpretation of the BPCIA remain subject to significant uncertainty.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which remain in effect through fiscal year 2032. In addition, the Statutory Pay-As-You-Go Act of 2010, or PAYGO, generally requires that deficit-increasing legislation be offset by sequestrations, and the Office of Management and Budget records the budgetary effects of such legislation on PAYGO scorecards. If a debit remains for the budget year at the end of the Congressional session, a sequestration order may be required to eliminate that debit through across-the-board reductions to non-exempt mandatory spending programs, like Medicare. The Consolidated Appropriations Act, 2026 set the balances for PAYGO scorecards to zero, and the Office of Management and Budget reported that no statutory PAYGO sequestration order was required for the most recent Congressional cycle.

The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees. This includes provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D; and require companies to pay rebates to Medicare for certain drugs whose prices have increased faster than inflation. The IRA also allows DHHS to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition. For a biological product to be selected for participation in the Medicare drug price negotiation program, at least 11 years must have elapsed since the biological product was licensed by FDA for its first indication. FDA approval of future indications or changes to a formulation of a product will not delay or halt this timing. Further, under the IRA, subject to an amendment under the One Big Beautiful Bill Act of 2025, or the OBBBA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one or more orphan designations and for which the only approved indications are for rare diseases or conditions. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s drug price negotiation program provisions. The outcome of this litigation as well as the effects of the IRA on our business and the healthcare industry in general are not yet known.

Further, the OBBBA imposed significant reductions in Medicaid funding, additional work requirements for Medicaid recipients, and more frequent reenrollment requirements. These changes are expected to place substantial pressure on state Medicaid budgets, reduce enrollment, and limit covered services, which could decrease utilization of, and reimbursement for, our products, if approved.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. The Trump Administration has issued executive orders and supported proposed regulatory initiatives in 2025 that could have a significant impact on the prices that we, or any collaborators, may receive for any approved products.

On May 12, 2025, President Trump signed an executive order directing the Secretary of the DHHS to set and communicate most-favored-nation, or MFN, price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made, and also directing the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. The executive order further states that the Trump Administration will take additional action (for example, examining whether marketing approvals should be modified or rescinded or considering individual drug importation waiver authorities) should manufacturers fail to offer American consumers the MFN lowest price. In July 2025, President Trump sent letters to certain pharmaceutical companies demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments by September 29, 2025. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model, or GLOBE, for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs, or GUARD, model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid, or GENEROUS, Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

Individual states have also been increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the current presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare products and services.

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

The assessment of applications for clinical trials is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States Concerned) of a draft report prepared by a reporting Member State. Part II is assessed separately by each Member State Concerned. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the Member States Concerned, however overall related timelines are defined by the Clinical Trials Regulation. The Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.

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

Data and Marketing Exclusivity

In the EU, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon the first grant of an MA in the EU and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA, for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MA application can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar product can be placed on the EU market until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained an MA based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers, and ten years of market exclusivity is granted following the grant of an MA for the orphan product by the European Commission. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. During the period of market exclusivity, an MA may only be granted to a “similar medicinal product” for the same therapeutic indication as an authorized orphan product if: (i) a second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the MA holder for the authorized product consents to a second medicinal product application; or (iii) the MA holder for the authorized product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Orphan designation must be requested before submitting an application for an MA. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text was agreed upon on December 11, 2025 in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted, and are not expected to become applicable before 2028.

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

European Data Collection

The collection, use, or other processing of personal data, including clinical trial data, regarding individuals in the EEA is governed by the EU General Data Protection Regulation, or GDPR, and similar processing of personal data regarding individuals in the UK, is governed by the UK General Data Protection Regulation, or UK GDPR, as well as national data protection laws in force in relevant EEA Member States and the UK (including the UK Data Protection Act 2018 and the UK Data (Use and Access) Act 2025. In this document, “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR applies to any company established in the EEA/UK and to companies established outside the EEA/UK that process personal data in connection with the offering of goods or services to, or the monitoring of the behavior of data subjects in the EEA/UK. The GDPR enhances data protection obligations for companies processing personal data, including stringent requirements relating to ensuring an appropriate legal basis applies to the processing of personal data, expanded disclosures about how personal data is used, requirements to conduct data protection impact assessments for “high risk” processing, limitations on retention of personal data, special provisions for “sensitive information” including health and genetic information of data subjects, mandatory data breach notification and “privacy by design” requirements and direct obligations on service providers acting as processors. The GDPR also imposes strict rules and restrictions on the transfer of personal data outside of the EEA/UK to countries that do not ensure an adequate level of protection, like the United States in certain circumstances. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States/UK may result in fines up to 20 million euros (£17.5 million under the UK GDPR) or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from infringement of the GDPR. Following the UK’s decision to leave the EU on January 31, 2020, the UK’s data protection regime is independent from but aligned to the EU’s data protection regime. Future changes to UK data protection laws may alter the similarities between the UK and EEA data protection regimes.

Regulation in the UK

Brexit and the Regulatory Framework in the UK

The UK formally left the EU on January 31, 2020.

Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the United Kingdom, or UK, is not generally subject to EU laws in respect of medicines. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK, however, new legislation such as the (EU) Clinical Trials Regulation is not applicable in the UK. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, is the UK's standalone medicines and medical devices regulator. As a result of the Northern Ireland Protocol, different rules applied in Northern Ireland than in England, Wales, and Scotland (together, Great Britain or GB), which continued to follow the EU regulatory regime for a period after Brexit. However, on January 1, 2025, a new arrangement called the "Windsor Framework" came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labeling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines. In particular, the MHRA is now responsible for approving medicinal products placed on the UK market (i.e., Great Britain and Northern Ireland). A single UK-wide MA will be granted by the MHRA for medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require, for packs placed on the UK market on or after January 1, 2025, a "UK Only" label, indicating they are not for sale in the EU. However, although separate authorization is now required to market medicinal products in the UK, since January 1, 2024, the MHRA may rely on the International Recognition Procedure, or IRP, when reviewing certain types of marketing authorization applications. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g. the medicines regulatory authorities in Australia, Canada, Switzerland, Singapore, Japan, the United States and the EMA in the EU) when consideration an application for a UK MA.

There is no pre-MA orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation at the same time as an application for an MA. The criteria are essentially the same, but have been tailored for the corresponding market, i.e., the prevalence of the condition in the application for a UK, rather than the EU, must be less than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in the UK.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the EU Clinical Trial Directive, as implemented into UK national law through secondary legislation. In April 2025, the UK introduced the Medicines for Human Use (Clinical Trials) (Amendment) Regulations. These changes, which will take full effect from April 2026, aim to create a streamlined, risk-proportionate system that accelerates approvals while maintaining robust safety standards.

U.S. Data Privacy and Security Laws and Regulations

We collect, store, transmit and process sensitive and confidential data and information, including health information, and personal data. As we seek to expand our business, we are, and will increasingly become, subject to numerous state, federal and foreign laws, regulations, rules and government and industry standards relating to the collection, use, retention, security, disclosure, transfer and other processing of sensitive and personal information, including protected health information, in the jurisdictions in which we operate. The regulatory framework for data privacy, data security and data transfers worldwide is rapidly evolving, and there has been an increasing focus on privacy and data protection issues.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of health information. HIPAA, as amended by HITECH, and their implementing regulations impose obligations on covered entities, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as business associates that provide services involving the use or disclosure of personal health information to or on behalf of covered entities. These obligations, such as mandatory contractual terms, relate to safeguarding the privacy and security of protected health information. Many states also have laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA. For example, a small number of states have passed or are considering laws that are specifically focused upon health privacy, such as Washington’s My Health My Data Act. The My Health My Data Act imposes new state restrictions and requirements on the processing and sale of consumer health data and creates a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. The effects of state and federal privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. In addition, foreign countries in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain of these laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information, and such laws may differ from each other.

Human Capital

As of February 28, 2026, we had 113 full-time employees and no part-time employees, of which 29 have M.D. (or its equivalent), Ph.D. or J.D. degrees. Within our workforce, 88 employees are engaged in research and development and 25 are engaged in business development, finance, legal and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Risks Related to Our Financial Position, and Additional Capital Needs

We have incurred significant net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future, which raises a risk regarding our ability to continue as a going concern.

Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Our net losses were $106.2 million and $86.9 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $480.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly as we continue clinical development for bel-sar and continue to discover and develop additional product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We incur costs, and will incur additional costs, associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. To date, we have not generated any revenue from any product sales. Our history of losses and no revenues creates a greater risk of our ability to continue as a going concern in the future. Our ability to become profitable depends upon our ability to generate revenue. We have no products approved for commercial sale and, therefore, have never generated any revenue from product sales, and we do not expect to in the foreseeable future. Further, we do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:

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

Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, continue as a going concern, expand our business, maintain our development efforts, obtain product approvals, diversify our offerings or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, our ability to continue as a going concern may be negatively impacted and we may be forced to delay, reduce or terminate one or more of our research and development programs, future commercialization efforts, product development or other operations.

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

Based on our current operating plan, we believe there is substantial doubt about our ability to continue as a going concern for at least twelve months following the filing of this Annual Report on Form 10-K, and we will need to obtain additional funding. Advancing the development of bel-sar and other research programs will require a significant amount of capital. As of December 31, 2025, we had cash and cash equivalents and marketable securities of $144.2 million. Our existing cash and cash equivalents and marketable securities will not be sufficient to fund bel-sar through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of bel-sar. Our estimate as to how long we expect our existing cash and cash equivalents and marketable securities to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

To fund our future operations and remain as a going concern, we will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to obtain additional funds on a timely basis, there will continue to be substantial doubt about our ability to continue as a going concern. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates. Disruptions in financial markets due to unfavorable global economic conditions and inflationary pressures may make equity and debt financings more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all. To the extent that we raise additional capital through the sale of equity or convertible preferred stock, or through the exercise of the warrants that were issued in May 2025, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to commercialize bel-sar if and when approved and develop our product candidates.

Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition, our ability to continue as a going concern and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our clinical trials, research and development programs, future commercialization efforts or other operations.

Our auditors have issued a “going concern” audit opinion.

Management has determined and our independent auditors have indicated in their report on our December 31, 2025 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” paragraph in an audit opinion means that there is substantial doubt that we can continue as an ongoing business for the twelve months from the date the consolidated financial statements are issued. If we are unable to continue as an ongoing business, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties. There is no assurance that we will be able to adequately fund our operations in the future.

Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

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

We may never be successful in achieving our objectives and, even if we do, may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to continue as a going concern, maintain or further our research and development efforts, raise additional necessary capital, grow our business and continue our operations.

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

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA, the EMA, or other regulatory agencies to market bel-sar or any future product candidate. Carrying out later-stage clinical trials is a complicated process. Our operations to date have been limited to financing and staffing our company, developing our technology and conducting preclinical research and Phase 1 and Phase 2 clinical trials for our product candidates, primarily related to our bel-sar program in small choroidal melanoma and indeterminate lesions. Although we have an ongoing global Phase 3 trial in small choroidal melanomas and indeterminate lesions, we have not yet demonstrated an ability to successfully complete pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In order to complete later stage or pivotal trials, we are expanding our clinical operations, CMC and regulatory capabilities, and we may be unable to recruit and train qualified personnel or sign a contract with a global clinical research organization to conduct such trials on our behalf. Consequently, we may be unable to successfully and efficiently design, execute and complete necessary clinical trials in a way that leads to approval of bel-sar or future product candidates. We may require more time to enroll patients and incur greater costs than our competitors and may not succeed in obtaining global regulatory approvals of product candidates that we develop. Furthermore, we may conduct a pivotal trial based on an adaptive design, which could increase the time spent on or costs associated with this trial. We have transferred our manufacturing process to our external CDMO manufacturer, but transfers to additional CDMOs may occur in the future. Further, some modifications to our manufacturing process or a manufacturing facility change may be needed, including to ensure manufacturability and ability to scale-up the process to commercial batch sizes and to meet worldwide regulatory standards for commercial manufacture. We intend to perform an analytical comparability assessment between the current clinical process and the intended commercial process, however, if this analytical process comparability assessment is unsuccessful, clinical comparability or other studies may be required, which may result in delayed regulatory approval. We do not anticipate a change in our ocular formulation. However, failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical-stage biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Bel-sar is a novel biologic for which the intended use in ocular oncology requires delivery to the suprachoroidal space, or SCS, and activation by a laser. For ocular oncology indications, we use Clearside Biomedical Inc.’s SCS Microinjector®, or the SCS Microinjector, to deliver bel-sar into the SCS. In the United States, we plan to submit a single BLA for the review and approval of this combination of bel-sar with the SCS Microinjector and the laser(s) in our initial target indication of small choroidal melanoma and indeterminate lesions, but subsequent indications and delivery systems may require different or additional applications for marketing authorization. The SCS Microinjector was approved by FDA in October 2021 as a constituent of the drug/device combination product XIPERE® (triamcinolone acetonide injectable suspension). There may be additional regulatory risks for biologic-device combination products. We may experience delays in obtaining regulatory approval of bel-sar given the increased complexity of the review process when approval of the product and a medical device is sought under a single BLA. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device. Devices are subject to the FDA design control device requirements which comprise among other things, design verification, design validation, and testing to assess performance, cleaning, and robustness. In the European Union, or EU, medical devices must bear a CE marking under the EU’s Medical Devices Regulation, which requires compliance with the general safety and performance requirements set forth in such legislation. Delays in or failure of the studies conducted by us, or failure of our company, our collaborators, if any, or our third-party providers or suppliers to maintain compliance with regulatory requirements could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in bel-sar reaching the market.

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

We are currently conducting a Phase 3 clinical trial and have, or anticipate to have, sites in the United States as well as in some or all of the following countries, among others: the UK, Canada, Australia, Austria, Italy, Israel, Germany, France, Spain, Denmark, Belgium, New Zealand, the Netherlands, and the Czech Republic. We also may in the future choose to conduct one or more additional clinical trials outside the United States, including in Europe. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and the U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practices, or GCP, regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction. Additionally, recent policy proposals in the United States, if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly.

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

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion, monitoring, and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, compliance with applicable product tracking and tracing requirements, as well as continued compliance with current Good Manufacturing Practices, or cGMPs, and GCPs for any clinical trials that we conduct post-approval. Additionally, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA issuing a letter citing such failure to comply and public posting of such letter and redacted company response, which could damage the company’s reputation. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

If a product that has ODD subsequently receives the first FDA approval for a particular active ingredient for the indication for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if our current product candidates and any future product candidates receive orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same approved use or condition. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.

We have obtained orphan designation for bel-sar for the treatment of uveal melanoma from the FDA and the European Commission, and we may seek additional ODDs for bel-sar or some or all of our future product candidates in orphan indications in which there is a medically plausible basis for the use of these products. Even if we obtain ODD, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

The FDA may reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

Similarly, in the EU, the European Commission grants an orphan designation in respect of a product after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products on a designation application. Orphan designation in the EU is granted to products where the sponsor can establish that (1) such product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than five in 10,000 persons in the EU when the application is made; or (ii) without incentives, it is unlikely that the marketing of the product would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition that has been authorized in the EU, or if such a method exists, the product in question would be of significant benefit to those affected by that condition. In the EU, orphan designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor. Generally, if a product with an orphan designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a ten-year period of marketing exclusivity, which precludes the EMA and competent authorities of the EU Member States from approving another marketing authorization application for a similar medicinal product in the same indication for that time period, except in limited circumstances. The EU exclusivity period can be reduced to six years if, at the end of the fifth year, a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable such that market exclusivity is no longer justified. The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text was agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions, which could reduce the current ten-year marketing exclusivity period in the EU for certain orphan medicines, remain to be adopted, and are not expected to become applicable before 2028.

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

Any delays or disruptions in the operations of our existing CDMOs or third-party suppliers, or finding new CDMOs or third-party suppliers, would involve additional cost and require our management’s time and focus. In addition, there is typically a transition period when a new CDMO commences work. Although we generally have not, and do not intend to, begin a clinical trial unless we believe we have on hand, or will be able to obtain, a sufficient supply of our product candidates to complete the clinical trial, any significant delay in the supply of our product candidates or the raw materials needed to produce our product candidates, could considerably delay conducting our clinical trials and potential regulatory approval of our product candidates. Additionally, any changes implemented by an existing or new CDMO could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial and commercial costs, delay approval of bel-sar and future product candidates and jeopardize our ability to commence product sales and generate revenue.

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
▪
changes to manufacturing costs or processes implemented by third-party manufacturers; and
▪
termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Bel-sar and any other product candidates that we may develop may compete with other product candidates and products for access to manufacturing facilities. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time-consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. If our current third-party manufacturers cannot perform as agreed, we may be required to renegotiate agreements with existing third-party manufacturers on less attractive terms or replace such manufacturers, and we may be unable to replace them on a timely basis or on terms acceptable to us. Our current and anticipated future dependence upon others for the manufacture of bel-sar or any other future product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

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

Even if we obtain regulatory approval of our product candidates, the availability and price of our potential future competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see the section of our Annual Report on Form 10-K for the year ended December 31, 2025 titled “Business—Competition.”

Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize any products that we may develop also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. For more information, see the section of our Annual Report on Form 10-K for the year ended December 31, 2025 titled “Business—Government Regulation—Coverage and Reimbursement.”

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. For more information, see the section of our Annual Report on Form 10-K for the year ended December 31, 2025 titled “Business—Government Regulation—Health Care Laws and Regulations.”

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

The United States and many foreign jurisdictions have enacted and/or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay regulatory approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell a product for which we obtain regulatory approval. Changes in laws, regulations, statutes or the interpretation of existing laws and regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information, see the section of our Annual Report on Form 10-K for the year ended December 31, 2025 titled “Business—Government Regulation—Health Care Reform & Legislative Updates.”

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

We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached or subject to unauthorized access and detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any cybersecurity incident or data breach. In addition, our confidential information may otherwise become known or be independently discovered by competitors, in which case we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to our Business and Industry

If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to pursue our business strategy and continue as a going concern will be impaired, could result in loss of markets or market share and could make us less competitive.

Our ability to compete in the highly competitive biopharmaceutical industries depends upon our ability to attract, manage, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements for these individuals could harm our business. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. In addition, concerns about our ability to continue as a going concern or raise sufficient capital to fund our clinical trials and other business activities could result in the departure of personnel that are critical to our operations. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Disruptions in staffing, funding or operations at the FDA, SEC, NIH, USPTO and other government agencies, including leadership departures, personnel cuts, and potential or actual government shutdowns or any changes and/or additional policies or regulations relating to federal agencies as a result of the current U.S. presidential administration, may also prevent, delay or hinder the research, development or commercialization of new products, including review and/or approval of new products by necessary government agencies, any of which would adversely affect our business. Changes and cuts in FDA staffing have also been reported as resulting in delays in the FDA’s responsiveness or in its ability to review IND submissions or marketing applications.

In addition, over the last several years, the U.S. government has shut down at times, including for a 43-day period that began on October 1, 2025, and certain federal agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, including as a result of reaching the debt ceiling, it could significantly impact the ability of federal agencies to perform normal business functions on which the operation of our business may rely, including the FDA’s ability to timely review and process our regulatory submissions, any of which could have a material adverse effect on our business. Further, future government shutdowns or other disruption of the operations of federal agencies could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

The rules dealing with the U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits, could adversely affect us or holders of our common stock. In recent years, many changes have been made and changes are likely to continue to occur in the future. For example, under Section 174 of the Internal Revenue Code of 1986, as amended, or the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development outside the United States will be capitalized and amortized, which may have an adverse effect on our cash flow. Additionally, on July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law and made significant changes to U.S. federal tax law. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the United States may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. The OBBBA also provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the United States in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the United States in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024.

It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof. Future changes in tax law could have a material adverse effect on our business, cash flow, financial condition or results of operations.

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

In the ordinary course of our business, we may collect, store and transmit confidential information, including intellectual property, proprietary business information and personal information (including health information). We have established safeguards to do so in a secure manner in an effort to maintain the confidentiality, integrity and availability of such information. We also have outsourced certain of our operations to third parties, and as a result, we manage a number of third parties who have access to our information. Despite the implementation of security measures, our internal computer systems and infrastructure, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access and misuse, cyberattacks by sophisticated nation-state and nation-state supported actors or by malicious third parties (including the deployment of harmful malware (such as malicious code, viruses and worms), natural disasters, global pandemics, fire, terrorism, war and telecommunication and electrical failures, fraudulent activity, as well as cybersecurity incidents or data breaches from inadvertent or intentional actions (such as error or theft) by our employees, contractors, consultants, business partners, and/or other third parties, ransomware, denial-of-service attacks, social engineering schemes (including phishing attacks), attacks enhanced or facilitated by artificial intelligence, or AI, and other means that affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure as well as lead to unauthorized access, disclosure, misuse or acquisition of information. We and/or our service providers have from time to time and may in the future continue to experience threats, data breaches and cybersecurity incidents relating to our and our third-party vendors' information systems. Cyberattacks generally are increasing in their frequency, sophistication and intensity. The techniques used to sabotage or to obtain unauthorized access to our information technology systems or those upon whom we rely on to process our information change frequently, and we may be unable to anticipate such techniques or implement adequate preventative measures or to stop or to adequately address cybersecurity incidents or breaches in all instances. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our information technology systems, which are designed to protect against, detect and minimize cybersecurity incidents or breaches, may not be adequate to prevent or detect or adequately address service interruption, system failure or data loss.

Significant disruptions of our information technology systems or cybersecurity incidents could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information including health information), and could result in financial, legal, business and reputational harm to us. If such disruptions were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, as a result of increased hybrid work, a significant number of our employees and partners are working remotely, which increases the risk of a cybersecurity incident or data breach or other data and cybersecurity issues. To the extent that any disruption or cybersecurity incident or data breach results in a loss of, or damage to, our data or applications, or inappropriate disclosure or misuse of or access to confidential or proprietary information, we could incur liability and the further development of our future product candidates could be delayed.

We may also be required to comply with laws, regulations, rules, industry standards, and other legal obligations that require us to maintain the security of personal data. We may also have contractual and other legal obligations to notify collaborators, our clinical trial participants, or other relevant stakeholders of cybersecurity incidents and breaches. Failure to prevent or mitigate cyberattacks could result in unauthorized access to data, including personal data. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of cybersecurity incidents or breaches involving certain types of data. Such disclosures are costly, could lead to negative publicity, may cause our collaborators or other relevant stakeholders to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived cybersecurity incident or data breach. In addition, the costs to respond to a cybersecurity event or to mitigate any identified security vulnerabilities could be significant, including costs for remediating the effects of such an event, paying a ransom, restoring data from backups, and conducting data analysis to determine what data may have been affected by the cybersecurity incident or data breach. In addition, our efforts to contain or remediate a cybersecurity incident or any vulnerability exploited to cause an incident may be unsuccessful, and efforts and any related failures to contain or remediate them could result in interruptions, delays, harm to our reputation, and increases to our insurance coverage.

In addition, litigation resulting from cybersecurity incidents or breaches may adversely affect our business. Unauthorized access to our information technology systems or infrastructure could result in litigation with our collaborators, our clinical trial participants, or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices in response to such litigation, which could have an adverse effect on our business. If a cybersecurity incident or data breach were to occur and the confidentiality, integrity or availability of our data or the data of our collaborators were disrupted, we could incur significant liability, which could negatively affect our business and damage our reputation. Our contracts may or may not contain data protection requirements and/or limitations of liability, and where they do, there can be no assurance that such provisions will be sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations or afford us sufficient rights to recover from third parties for their failures related to such obligations.

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

At the state level, the CCPA, as amended by the California Privacy Rights Act (CPRA), established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, established new individual data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. Although there are limited exemptions for protected health information covered under HIPAA and clinical trial data, the CCPA may increase our compliance costs and potential liability.

Similar comprehensive consumer privacy laws have been passed or proposed in numerous other states. Proposed privacy legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition, laws in all 50 U.S. states require businesses to provide notice to individuals if certain of their personal information has been disclosed as a result of a qualifying data breach or cybersecurity incident. There are also states that are specifically regulating health information. For example, Washington’s My Health My Data Act, which became effective on March 31, 2024, regulates the collection, processing and sale of consumer health information. The law has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data. These various privacy and security laws may impact our business activities. In addition, state laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal data. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

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

Although the UK is regarded as one of the countries under the EU GDPR, the European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EEA member states to the UK without additional safeguards. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. Despite Brexit, the UK and EEA data protection regimes remain largely aligned. However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA, creating additional regulatory uncertainty. For example, the UK Data (Use and Access) Act 2025, or the UK Act, now in force, further differentiates the UK’s data protection regime. In December 2025, the European Commission adopted a decision determining that the UK continues to provide a level of data protection that is “essentially equivalent” to the EU standards and extended the validity of the UK adequacy decision for six years, through December 2031. While this renewal reduces immediate adequacy concerns, uncertainty remains regarding how UK data protection laws will evolve in the medium to longer term. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA. In addition, EEA Member States have adopted national laws to implement the GDPR that may partially deviate from the GDPR. Further, the competent authorities in the EEA Member States interpret GDPR obligations slightly differently from country to country (particularly in relation to the processing of health data) and therefore we do not expect to operate in a uniform legal landscape in the EEA.75.

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

Regulators and legislators in the United States are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025 final rule on “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs.

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

AI presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

We may use and integrate AI into our business processes both in our own development and implementation of AI and through the adoption of commercially available tools. Development, use, and deployment of these technologies could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational, and other risks and challenges that could affect our business. Specifically, risks related to bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks such as model poisoning or data poisoning, surveillance, data leakage, loss of consensus reality, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. Additionally, the use of certain AI technology can give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property and intellectual property infringement, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools.

Moreover, a growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU began implementing the Artificial Intelligence Act, or the AI Act, on August 1, 2024, with a significant part of the law scheduled to come into effect in August 2026. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on judicial interpretations and forthcoming legislative amendments, and non-compliance can lead to significant fines.

In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the FDA has advanced guidance and proposed frameworks for regulating AI in drug discovery, marketing submissions, and medical device development. At the same time, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. If we develop or use AI systems that are governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business. Bad actors around the world also use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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
▪
our ability to continue as a going concern; and
▪
our inability to generate revenue from acquired intellectual property, technology and/or products sufficient to meet our objectives or even to offset the associated transaction and maintenance costs.

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

Based on the beneficial ownership of our common stock as of December 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 49.6% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2025, we had accumulated federal and state NOL carryforwards of approximately $318.9 million and $274.4 million, respectively. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating the U.S. federal and state taxable income. As a result, the amount of the NOL and tax credit carryforwards presented in our financial statements could be limited and may expire unutilized. Under current law, unused U.S. federal NOL carryforwards generated in taxable years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. For taxable years beginning after December 31, 2020, however, the deductibility of such U.S. federal NOLs generated for tax years beginning after December 31, 2017 is limited to 80% of our taxable income in any future taxable year.

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
▪
our ability to continue as a going concern; and
▪
changes in general market and economic conditions, including inflationary pressures.

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

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or our amended and restated certificate of incorporation or our amended and restated bylaws (including the interpretation, validity or enforceability thereof) or (iv) any action asserting a claim that is governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws will further provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2025, we have 63,587,777 shares of common stock outstanding. Significant portions of these shares are held by a small number of stockholders, including persons who were our stockholders prior to our IPO. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, certain shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered or intend to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, our directors, executive officers and certain affiliates may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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
▪
our ability to continue as a going concern;
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

Our business, financial condition, results of operations or prospects could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape. Changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the United States, particularly from China, Canada, and Mexico. Additionally, on April 2, 2025, the United States imposed substantial tariffs on most countries throughout the world. Such tariffs were struck down in February 2026 by a U.S. Supreme Court ruling and new global tariffs were subsequently imposed. Although these new tariffs may be temporary and may be subject to legal challenge, the Trump administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by countries with which the United States trades. Historically, tariffs have led to increased trade and political tensions, between not only the United States and China, but also between the United States and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

In addition, the current military conflict between Russia and Ukraine, the armed conflict in Israel and the Gaza Strip, and the conflict in Venezuela could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that may be initiated by nations including the United States, the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CDMOs and other third parties with which we conduct business. A severe or prolonged economic downturn or political unrest could result in a variety of risks to our business, including but not limited to weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current political and economic climate and financial market conditions could adversely impact our business.

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

Item 3. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of December 31, 2025, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Holders of Record

As of March 24, 2026, we had approximately 46 stockholders of record for our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Issuer Purchases of Equity Securities

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

Overview

We are a clinical-stage biotechnology company developing precision therapies to treat solid tumors designed to preserve organ function. Our lead candidate bel-sar is in late-stage clinical development for the treatment of patients with early choroidal melanoma and is also in clinical development for other ocular oncology indications and bladder cancer.

There is significant unmet need for novel treatments for patients with choroidal melanoma, given the limitations of the current standard of care, or SoC, and patient reluctance to undergo radiotherapy in the form of either plaque brachytherapy or proton beam therapy, both highly-invasive therapies that result in significant vision loss, and potential legal blindness in the treated eye. Enucleation, or surgical removal of the affected eye, is another treatment option for patients with choroidal melanoma, in which patients lose all vision without the possibility of vision restoration. We are evaluating the safety and efficacy of bel-sar as a potential vision-sparing therapy in our ongoing global Phase 3 CoMpass trial for the first-line treatment of adult patients with small choroidal melanoma and/or indeterminate lesions, or early choroidal melanoma. Moreover, we intend to assess the safety and efficacy of bel-sar in treating a range of other solid tumors, beginning with metastases to the choroid and bladder cancer where bel-sar is in clinical development as well as cancers of the ocular surface. We believe bel-sar, if approved, has the potential to change the current treatment paradigm for patients with ocular and urologic cancers and other solid tumors.

Bel-sar has shown clinical benefit and has been generally well-tolerated in clinical trials to date. In a Phase 2 study (ClinicalTrials.gov ID: NCT04417530) evaluating suprachoroidal, or SC, administration of bel-sar for the first-line treatment of early choroidal melanoma, patients were closely monitored over a twelve-month follow-up period to assess tumor control, visual acuity preservation, and tumor growth rate. A total of 22 patients were enrolled in the study. Bel-sar achieved an 80% tumor control rate (n=8/10) among Phase 3-eligible patients who received the therapeutic regimen, with complete cessation of growth following treatment among responders (post-treatment average growth rate of 0.011 mm/yr among responders compared to 0.351 mm/yr prior to study entry; p<0.0001). Visual acuity preservation was achieved in 90% of these ten patients. Importantly, 80% of these ten patients were at high risk for vision loss with tumors close to the fovea or optic disc, highlighting the potential for vision preservation with this novel class of drugs. The safety profile of bel-sar was highly favorable in all participants regardless of dose. We believe the Phase 2 results are a significant achievement considering the typically poor prognosis associated with choroidal melanoma, a rare and life-threatening ocular cancer, where there are no approved vision-preserving therapies to date.

We believe bel-sar has the possibility to transform the field of ocular oncology beyond choroidal melanoma and we are expanding clinical development in two additional indications: metastases to the choroid and cancers of the ocular surface. We continue to enroll patients in an ongoing Phase 2 clinical trial in metastases to the choroid and are initiating a Phase 1 proof-of-concept trial in cancers of the ocular surface.

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

Beyond ocular cancers, bel-sar is in clinical development in bladder cancer. Bladder cancer is the ninth most common cancer worldwide and the majority of cases are diagnosed early as non-muscle invasive bladder cancer, or NMIBC, with a prevalence of approximately 80,000 cases per year in the United States. Despite the early diagnosis, patients with NMIBC have a high risk of recurrence and progression with current SoC treatments. In 2025, we announced positive data from our Phase 1 trial in NMIBC (NCT05483868). Based on the positive results from the completed Phase 1 trial, we are advancing the clinical development of bel-sar in NMIBC. We have an ongoing Phase 1b/2 trial in NMIBC evaluating additional doses and cycles in intermediate and high-risk NMIBC patients.

We were incorporated as a Delaware corporation in 2009 and our headquarters are located in Boston, Massachusetts. Since our inception, we have focused our efforts on identifying and developing potential product candidates, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, conducting discovery, research and development activities and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue to date. We have funded our operations primarily through the sale of convertible preferred stock, common stock, and warrants. From inception through December 31, 2025, we have raised an aggregate of approximately $498.1 million of gross proceeds primarily from private placements of our equity and convertible preferred stock as well as through the issuance of our common stock. On May 16, 2025, we issued and sold 11,735,565 shares of common stock, pre-funded warrants to purchase up to 3,571,435 shares of common stock, and accompanying warrants to purchase an aggregate of 3,826,750 shares of common stock, or the 2025 Follow-On Offering. The common stock and pre-funded warrants were sold in the 2025 Follow-On Offering in combination with an accompanying common stock warrant to purchase 0.25 of a share of common stock for each share of common stock or pre-funded warrant sold. Each such share of common stock was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.90, and each such pre-funded warrant was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.89999. We received approximately $69.9 million in net proceeds from the 2025 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On November 9, 2023, we issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million, or the 2023 Follow-On Offering. We received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share, for aggregate gross proceeds of $92.5 million, or the 2022 Follow-On Offering. We received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the Securities and Exchange Commission, or the SEC, in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of its common stock from time to time in “at-the-market” offerings, or the ATM, under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. During the year ended December 31, 2023, we issued a total of 261,807 shares of common stock at a weighted average price of $12.49 for aggregate gross proceeds of $3.3 million under the ATM. On March 27, 2024, we filed a new shelf registration statement on Form S-3, or the 2024 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. We issued 1,055,362 shares of common stock at a weighted average price of $6.36 for aggregate gross proceeds of $6.7 million during the year ended December 31, 2025 under the ATM.

We have incurred significant operating losses in every year since our inception in 2009 and have not generated any revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $106.2 million and $86.9 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $480.4 million. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of December 31, 2025, we had cash and cash equivalents and marketable securities of $144.2 million. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within twelve months after the date of the issuance of these consolidated financial statements. We anticipate operating losses may continue for the foreseeable future since we do not yet have regulatory approval to sell any of our product candidates, and we continue to incur operating costs to execute our strategic plan, including costs related to research, development, and manufacture of our product candidates and commercial readiness activities. As a result of the assessment in accordance with the applicable accounting standards, there is substantial doubt about our ability to continue as a going concern for twelve months after the date the consolidated financial statements are issued.

We expect to finance our operations with our existing cash, cash equivalents, and marketable securities, and through other strategic financing opportunities that could include, but are not limited to, collaboration agreements, future offerings of our equity, or the incurrence of debt, or a combination of some or all thereof. However, given the risks associated with these potential strategic or financing opportunities, they are not deemed probable for purposes of the going concern assessment. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the U.S. Food and Drug Administration or, the FDA, or foreign regulatory authorities. Therefore, there is substantial doubt about our ability to continue as a going concern.

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

Income Tax Provision, Net

For the year ended December 31, 2025, we recorded a $0.1 million income tax provision related to current state income taxes. Since our inception, we have not recorded any U.S. federal or state tax benefits for our net operating loss carryforwards or research and development tax credits due to the realizability of future taxable income to utilize these tax attributes. As of December 31, 2025, we had accumulated federal and state net operating loss carryforwards of approximately $318.9 million and $274.4 million, respectively, which may be available to offset future taxable income before applicable expiration periods. As of December 31, 2025, we had federal and state research and development credit carryforwards of $8.5 million and $3.8 million, respectively, which may be available to offset future income tax liabilities before applicable expiration periods. Additionally, we had $20.4 million of federal orphan drug credits that begin to expire in 2039. We have recorded a full valuation allowance against the tax benefits, as the determination of the realization of the deferred tax assets was not determined to be more likely than not.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$90,300	$73,302	$16,998
General and administrative	22,491	22,814	(323)
Total operating expenses	112,791	96,116	16,675
Loss from operations	(112,791)	(96,116)	(16,675)
Other income (expense):
Interest income, including amortization and accretion income	6,631	9,429	(2,798)
Other income (expense)	77	(120)	197
Total other income	6,708	9,309	(2,601)
Loss before income taxes	(106,083)	(86,807)	(19,276)
Income tax provision, net	(108)	(112)	4
Net loss	$(106,191)	$(86,919)	$(19,272)

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Preclinical	$1,220	$1,651	$(431)
Clinical trials	30,977	22,512	8,465
Manufacturing development	17,630	15,977	1,653
Personnel/overhead expenses	40,473	33,162	7,311
Total research and development expenses	$90,300	$73,302	$16,998

Research and development expenses increased to $90.3 million for the year ended December 31, 2025, from $73.3 million for the year ended December 31, 2024, primarily due to ongoing clinical and CRO costs associated with the progression of our global Phase 3 trial of bel-sar in early choroidal melanoma and higher personnel expenses related to the growth of our company.

General and Administrative Expenses

General and administrative expenses decreased to $22.5 million for the year ended December 31, 2025, from $22.8 million for the year ended December 31, 2024, primarily driven by reduced professional fees.

Liquidity, Capital Resources and Going Concern

To date we have funded our operations primarily through the sale of convertible preferred stock, warrants and common stock. Through December 31, 2025, we have raised an aggregate of approximately $498.1 million of gross proceeds primarily from private placements of our equity and convertible preferred stock and warrants, as well as through the issuance of our common stock. On May 16, 2025, we issued and sold 11,735,565 shares of common stock, pre-funded warrants to purchase up to 3,571,435 shares of common stock, and accompanying warrants to purchase an aggregate of 3,826,750 shares of common stock. The common stock and pre-funded warrants were sold in the 2025 Follow-On Offering in combination with an accompanying common stock warrant to purchase 0.25 of a share of common stock for each share of common stock or pre-funded warrant sold. Each such share of common stock was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.90, and each such pre-funded warrant was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.89999. We received approximately $69.9 million in net proceeds from the 2025 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On November 9, 2023, we issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million in the 2023 Follow-On Offering. We received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share for aggregate gross proceeds of $92.5 million in the 2022 Follow-On Offering. We received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into the Sales Agreement with the Sales Agent to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. During the year ended December 31, 2023, we issued a total of 261,807 shares of common stock at a weighted average price of $12.49 for aggregate gross proceeds of $3.3 million under the ATM. On March 27, 2024, we filed the 2024 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. We issued 1,055,362 shares of common stock at a weighted average price of $6.36 for aggregate gross proceeds of $6.7 million during the year ended December 31, 2025 under the ATM.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(84,742)	$(79,805)
Net cash provided by investing activities	35,595	68,821
Net cash provided by financing activities	77,155	1,595
Net increase (decrease) in cash, cash equivalents, and restricted cash	$28,008	$(9,389)

Operating Activities

During the year ended December 31, 2025, net cash used in operating activities was $84.7 million, primarily due to our net loss of $106.2 million, partially offset by stock-based compensation expense and an increase in accrued expenses and other current liabilities related to timing of vendor invoicing and payments.

During the year ended December 31, 2024, net cash used in operating activities was $79.8 million, primarily due to our net loss of $86.9 million and an increase in clinical and CRO prepaid expenses and other assets for bel-sar, partially offset by an increase in stock-based compensation expense.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2025 was $35.6 million, primarily due to maturities of marketable securities, partially offset by purchases of marketable securities and property and equipment.

Net cash provided by investing activities for the year ended December 31, 2024 was $68.8 million, primarily due to maturities of marketable securities, partially offset by purchases of marketable securities and property and equipment.

Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was $77.2 million, primarily from proceeds related to the issuance of common stock, pre-funded warrants, and common stock warrants in the 2025 Follow-On Offering as well as issuance of common stock under the ATM.

During the year ended December 31, 2024, net cash provided by financing activities was $1.6 million, primarily from proceeds from stock option exercises and ESPP purchases.

Funding Requirements

Our plan of operation is to continue implementing our business strategy, continue research, development and manufacture of bel-sar and any other product candidates we may acquire or develop and continue to expand our research pipeline and our internal research and development capabilities. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our current and future product candidates, manufacture our current and future product candidates, and prepare to commercialize our products (if approved). In addition, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or terminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $144.2 million. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within twelve months after the date of the issuance of these consolidated financial statements. As a result of this assessment, there is substantial doubt about our ability to continue as a going concern for twelve months after the date the consolidated financial statements are issued.

Until such time we can generate significant revenue from product sales, if ever, we expect to finance our operations from the sale of additional equity or debt financings, or other capital which comes in the form of strategic collaborations, licensing, or other arrangements, or a combination of some or all thereof. We may not be able to raise additional financing on terms acceptable to us, or at all. If we raise additional funds through the issuance of equity or convertible preferred stock, it may result in dilution to our existing stockholders. Debt financing or preferred equity financing, if available, may result in increased fixed payment obligations, and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations.

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

Material Cash Requirements

The following table summarizes our contractual obligations and commitments as of December 31, 2025.

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$24,346	$3,405	$10,834	$7,768	$2,339
Total	$24,346	$3,405	$10,834	$7,768	$2,339

(1)
Amounts in the table above reflect payments due for our lease of office and lab space in Boston, MA that expires in August 2032.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2025.

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

As of December 31, 2025, our management, under the supervision of our Chief Executive Officer and Chief Financial and Business Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial and Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(b) of the Sarbanes Oxley Act of 2002. Because we qualify as an emerging growth company under the JOBS Act, management's report was not subject to attestation by our independent registered public accounting firm.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial and Business Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial and Business Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial and Business Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to our status as an emerging growth company under the JOBS Act. Additionally, our independent registered public accounting firm will not be required to opine on our internal control over financial reporting until we are no longer an emerging growth company.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

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

4.1*	Description of Securities.
4.2	Fifth Amended and Restated Investors’ Rights Agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260156) filed on October 8, 2021).
4.3	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40971) filed on May 16, 2025).
4.4	Form of Common Stock Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (File No. 001-40971) filed on May 16, 2025).
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

10.9#^

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

10.11†

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

10.13%

First Amendment to License Agreement with Clearside Biomedical, Inc., dated February 23, 2022 (incorporated by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K (File No. 001-40971) filed on March 24, 2025).

10.14

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

10.17#

Executive Severance Plan, and form of participation agreement thereunder (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40971) filed on November 12, 2024).

10.18#^

Employment Offer Letter, dated May 9, 2025, by and between Anthony Gibney and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40971) filed on May 15, 2025).

19.1	Amended and Restated Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Registrant's Annual Report on Form 10-K (File No. 001-40971) filed on March 24, 2025.
21.1	List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K (File No. 001-40971) filed on March 24, 2025.

23.1*	Consent of Ernst & Young, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aura Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aura Biosciences, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, Massachusetts

March 30, 2026

Aura Biosciences, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$59,515	$31,693
Marketable securities	84,726	119,401
Prepaid expenses and other current assets	5,498	9,529
Total current assets	149,739	160,623
Restricted cash and deposits	768	768
Right-of-use assets - operating lease	15,828	17,379
Other long-term assets	471	518
Property and equipment, net	2,624	3,215
Total Assets	$169,430	$182,503
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,549	2,304
Short-term operating lease liability	3,243	3,149
Accrued expenses and other current liabilities	13,591	9,460
Total current liabilities	18,383	14,913
Long-term operating lease liability	14,134	15,620
Total Liabilities	32,517	30,533
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.00001 par value, 150,000,000 authorized at December 31, 2025 and December 31, 2024, and 63,587,777 and 49,998,279 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	617,433	525,934
Accumulated deficit	(480,418)	(374,227)
Accumulated other comprehensive income (loss)	(102)	263
Total Stockholders’ Equity	136,913	151,970
Total Liabilities and Stockholders’ Equity	$169,430	$182,503

The accompanying notes are an integral part of these consolidated financial statements.

Aura Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Operating Expenses:
Research and development	$90,300	$73,302
General and administrative	22,491	22,814
Total operating expenses	112,791	96,116
Total operating loss	(112,791)	(96,116)
Other income (expense):
Interest income, including amortization and accretion income	6,631	9,429
Other income (expense)	77	(120)
Total other income	6,708	9,309
Loss before income taxes	(106,083)	(86,807)
Income tax provision, net	(108)	(112)
Net loss	(106,191)	(86,919)
Net loss per common share—basic and diluted	(1.76)	(1.75)
Weighted average common stock outstanding—basic and diluted	60,337,608	49,650,480
Comprehensive loss:
Net loss	$(106,191)	$(86,919)
Other comprehensive items:
Unrealized loss on marketable securities	(179)	(271)
Currency translation adjustment	(186)	(5)
Total other comprehensive loss	(365)	(276)
Total comprehensive loss	$(106,556)	$(87,195)

The accompanying notes are an integral part of these consolidated financial statements.

Aura Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2024	49,998,279	$—	$525,934	$(374,227)	$263	151,970
Stock-based compensation expense	—	—	14,317	—	—	14,317
Employee Stock Purchase Plan Issuance	28,125	—	164	—	—	164
Vesting of restricted stock	532,401	—	—	—	—	—
Stock option exercises	238,045	—	1,010	—	—	1,010
Unrealized loss on marketable securities	—	—	—	—	(179)	(179)
Issuance of common stock through follow-on offering, net of issuance costs of $384	11,735,565	—	46,517	—	—	46,517
Issuance of pre-funded warrants through follow-on offering, net of issuance costs of $117	—	—	14,156	—	—	14,156
Issuance of common stock warrants through follow-on offering, net of issuance costs of $76	—	—	9,254	—	—	9,254
Issuance of common stock under ATM facility, net of issuance costs of $452	1,055,362	—	6,054	—	—	6,054
Currency translation adjustment	—	—	—	—	(186)	(186)
Other	—	—	27	—	—	27
Net loss	—	—	—	(106,191)	—	(106,191)
Balance, December 31, 2025	63,587,777	—	617,433	(480,418)	(102)	136,913

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2023	49,350,788	$—	$512,617	$(287,308)	$539	225,848
Stock-based compensation expense	—	—	11,722	—	—	11,722
Employee Stock Purchase Plan Issuance	24,477	—	177	—	—	177
Vesting of restricted stock	310,245	—	—	—	—	—
Stock option exercises	312,769	—	1,418	—	—	1,418
Unrealized loss on marketable securities	—	—	—	—	(271)	(271)
Other	—	—	—	—	(5)	(5)
Net loss	—	—	—	(86,919)	—	(86,919)
Balance, December 31, 2024	49,998,279	—	525,934	(374,227)	263	151,970

The accompanying notes are an integral part of these consolidated financial statements.

Aura Biosciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(106,191)	$(86,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,129	1,223
Accretion income on marketable securities	(1,546)	(4,659)
Other non-cash items	27	(5)
Stock-based compensation expense	14,317	11,722
Non-cash lease expense	1,551	1,475
Changes in operating assets and liabilities:
Prepaid expenses and other assets	4,031	(3,904)
Other long-term assets	47	(9)
Accounts payable	(846)	482
Accrued expenses and other liabilities	4,131	1,577
Operating lease liabilities	(1,392)	(788)
Net cash used in operating activities	(84,742)	(79,805)
Cash flows from investing activities:
Purchases of property and equipment	(447)	(1,253)
Purchases of marketable securities	(83,958)	(59,103)
Proceeds from sale of marketable securities	—	(5)
Maturities of marketable securities	120,000	129,182
Net cash provided by investing activities	35,595	68,821
Cash flows from financing activities:
Proceeds from exercise of stock options	1,010	1,418
Proceeds from issuance of common stock from follow-on offering, net of issuance costs	46,517	—
Proceeds from issuance of pre-funded warrants from follow-on offering, net of issuance costs	14,156	—
Proceeds from issuance of common stock warrants from follow-on offering, net of issuance costs	9,254	—
Proceeds from issuance of common stock under ATM facility, net of issuance costs	6,054	—
Proceeds from ESPP purchases	164	177
Net cash provided by financing activities	77,155	1,595
Net increase (decrease) in cash, cash equivalents and restricted cash	28,008	(9,389)
Effect of exchange rate changes on cash and cash equivalents	(186)	—
Cash, cash equivalents and restricted cash at beginning of period	32,461	41,850
Cash, cash equivalents and restricted cash at end of period	$60,283	$32,461
Supplemental disclosure of cash flow information:
Purchases of property and equipment in accounts payable and accrued expenses and other liabilities	$91	$35

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents, end of period	$59,515	$31,693
Long-term restricted cash, end of period	768	768
Cash, cash equivalents and restricted cash at end of period	$60,283	$32,461

The accompanying notes are an integral part of these consolidated financial statements.

Aura Biosciences, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

Aura Biosciences, Inc., or the Company or Aura, is a clinical-stage biotechnology company developing precision therapies to treat solid tumors designed to preserve organ function. Within these consolidated financial statements, unless the context otherwise requires, references to the Company or Aura refer to Aura Biosciences, Inc. and its subsidiaries on a consolidated basis. The Company’s proprietary platform is designed to enable the targeting of a broad range of solid tumors using Virus-Like Particles, or VLPs, that can be conjugated with drugs or loaded with nucleic acids to create Virus-Like Drug Conjugates, or VDCs. VDCs are a novel class of drugs with a dual mechanism of action that promote cancer cell death by both the delivery of the cytotoxic payload to generate acute necrosis and activation of a secondary immune mediated response. The Company’s initial focus is in ocular and urologic oncology, both areas of high unmet medical need where local targeted therapies may enable early intervention. The Company is evaluating the safety and efficacy of its lead candidate, bel-sar, as a potential vision-sparing therapy in an ongoing global Phase 3 CoMpass trial for the first-line treatment of adult patients with small choroidal melanoma and/or indeterminate lesions, or early choroidal melanoma. Bel-sar is also in clinical development in metastases to the choroid and bladder cancer and is being explored for cancers of the ocular surface. The Company envisions the potential for development of bel-sar in additional therapeutic areas. Aura’s headquarters are located in Boston, Massachusetts.

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

Liquidity

Through December 31, 2025, the Company has funded its operations primarily with proceeds from the initial and additional closings of its convertible preferred stock financings, and through its initial public offering, or IPO, follow-on offerings and at-the-market offerings, or ATM. On May 16, 2025, the Company issued and sold 11,735,565 shares of common stock, pre-funded warrants to purchase up to 3,571,435 shares of common stock, and accompanying warrants to purchase an aggregate of 3,826,750 shares of common stock, or the 2025 Follow-On Offering. The common stock and pre-funded warrants were sold in the 2025 Follow-On Offering in combination with an accompanying common stock warrant to purchase 0.25 of a share of common stock for each share of common stock or pre-funded warrant sold. Each such share of common stock was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.90, and each such pre-funded warrant was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.89999. The Company received approximately $69.9 million in net proceeds from the 2025 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On November 9, 2023, the Company issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million, or the 2023 Follow-On Offering. The Company received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On November 1, 2022, the Company filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into the Open Market Sale AgreementSM, or Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, the Company delivered written notice to Jefferies that the Company was suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. On March 27, 2024, the Company filed a new shelf registration statement on Form S-3, or the 2024 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. The Company issued 1,055,362 shares of common stock at a weighted average price of $6.36 for aggregate gross proceeds of $6.7 million during the year ended December 31, 2025 under the ATM.

As of December 31, 2025, the Company had cash, cash equivalents, and marketable securities of $144.2 million. The Company has incurred recurring losses from operations since inception and has an accumulated deficit of $480.4 million as of December 31, 2025. For the year ended December 31, 2025, the Company incurred a net loss of $106.2 million and net cash used in operating activities was $84.7 million. In accordance with applicable accounting standards, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date of the issuance of these consolidated financial statements. The Company anticipates operating losses may continue for the foreseeable future since the Company does not yet have regulatory approval to sell any of its product candidates, and the Company continues to incur operating costs to execute its strategic plan, including costs related to research, development, and manufacture of its product candidates and commercial readiness activities. As a result of the assessment in accordance with the applicable accounting standards, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months after the date the consolidated financial statements are issued.

The Company expects to finance its operations with its existing cash, cash equivalents, and marketable securities, and through other strategic financing opportunities that could include, but are not limited to, collaboration agreements, future offerings of its equity, the incurrence of debt, or a combination of some or all thereof. However, given the risks associated with these potential strategic or financing opportunities, they are not deemed probable for purposes of the going concern assessment. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities.

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

Segment Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment, which is the development of ocular and urologic oncology targeted therapies for a range of cancer indications with high unmet need.

Cash and Restricted Cash

Cash consists of standard checking accounts. As of December 31, 2025, the restricted cash account is comprised of a $0.8 million security deposit held by the lessor for the Company’s operating lease.

Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds that invest in U.S. Treasury obligations and government funds with commercial banks and financial institutions.

Marketable Securities

All marketable securities have original maturities greater than 90 days. The Company has classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale. Accordingly, these investments are recorded at fair value. When the fair value is below the amortized cost of the asset, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in loss; the remaining impairment amount and unrealized gains or losses are reported as a component of accumulated other comprehensive income in stockholders’ equity. Credit losses are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance for credit losses account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations and comprehensive loss. Regardless of the Company’s intent to sell a security, it performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Amortization and accretion of premiums and discounts are recorded in other income (expense) within the consolidated statements of operations and comprehensive loss. Realized gains or losses are included in interest income or interest expense, respectively. If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence such as industry, financial inputs, and capital markets data to evaluate the extent to which the decline is other than temporary and, if so, marks the investment to market on the Company’s consolidated statements of operations and comprehensive loss.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Costs for property and equipment not yet placed into service are capitalized as assets under construction and depreciated in accordance with the aforementioned policy once placed into service. Upon retirement or disposal of property and equipment, the cost and related accumulated depreciation are removed from the consolidated balance sheets and any gain or loss is reflected in the consolidated statements of operations and comprehensive loss. Repair and maintenance expenditures are charged to expense as incurred.

The estimated useful lives of the Company’s property and equipment are as follows:

Estimated Useful Life
Leasehold improvements	The shorter of the life of the leasehold improvement or the remaining term of the lease
IT equipment	3 years
Laboratory equipment	5 years

Impairment of Long-Lived Assets

The Company reviews all long-lived assets for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be unrecoverable, the impairment recognized is measured by the difference between the estimated fair value of the asset and its carrying value. The Company did not recognize any impairments of long-lived assets during the years ended December 31, 2025 and 2024.

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

The Company provides reserves related to uncertain tax positions when management determines the related tax benefit is not more likely than not to be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as the consideration of the available facts and circumstances. The Company has no reserves related to uncertain tax positions as of December 31, 2025 and 2024.

Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2025 and 2024, the Company had no accrued interest related to uncertain tax positions.

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

Warrants

The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or ASC 480-10, and then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, or ASC 815-40. Under ASC 480-10, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing a variable number of shares.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, or ASU No. 2023-07. ASU No. 2023-07 updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. The Company adopted ASU No. 2023-07 during the year ended December 31, 2024 and the standard did not have a material impact on its results of operations. The Company's reporting segments disclosure is included within the consolidated financial statements at Note 15 "Segment Reporting".

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires the Company to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes. The standard also requires the Company to annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction. The Company adopted the standard on January 1, 2025 for fiscal year reporting, and the standard did not have a material impact on the Company’s consolidated operating results, financial condition or cash flows for such period.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. Fair Value of Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2025 and 2024 (in thousands):

Description	December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$58,688	$58,688	$—	$—
Marketable securities:
U.S. Government agencies	84,726	—	84,726	—
Total financial assets	$143,414	$58,688	$84,726	$—

Description	December 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$30,845	$30,845	$—	$—
Marketable securities:
U.S. Government agencies	119,401	—	119,401	—
Total financial assets	$150,246	$30,845	$119,401	$—

There were no transfers within the fair value hierarchy for the years ended December 31, 2025 and 2024.

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Assets under construction	$228	$272
IT equipment	451	451
Leasehold improvements	471	471
Lab equipment	8,526	8,007
	$9,676	$9,201
Less—accumulated depreciation	(7,052)	(5,986)
Property and equipment, net	$2,624	$3,215

Depreciation expense was $1.1 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid insurance	$1,666	$1,696
Prepaid research and development expenses	2,657	6,007
Other	1,175	1,826
Prepaid expenses and other current assets	$5,498	$9,529

6. Marketable Securities

Marketable securities consisted of the following (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$84,638	$88	$—	$84,726
Total	$84,638	$88	$—	$84,726

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$119,130	$297	$(26)	$119,401
Total	$119,130	$297	$(26)	$119,401

As of December 31, 2025 and 2024, the current credit ratings of the Company’s investments are all within the guidelines of the investment policy of the Company, and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. The Company does not intend to sell the investments, and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of December 31, 2025, no marketable securities with contractual maturities of one year or less were in an unrealized loss position, and all marketable securities held by the Company had remaining contractual maturities of one year or less.

As of December 31, 2024, one marketable security with a contractual maturity of one year or less was in an unrealized loss position totaling $0.03 million, and all marketable securities held by the Company had remaining contractual maturities of one year or less.

There were no impairments of the Company’s marketable securities measured and carried at fair value during the years ended December 31, 2025 and 2024.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued research and development expenses	$7,006	$3,386
Accrued compensation	6,005	5,456
Accrued professional fees	338	430
Other	242	188
Accrued expenses and other current liabilities	$13,591	$9,460

8. Stockholders' Equity

The Company had 150,000,000 authorized shares of common stock, par value $0.00001 per share, of which 63,587,777 and 49,998,279 shares were issued and outstanding at December 31, 2025 and December 31, 2024, respectively.

In addition, the Company had 10,000,000 authorized shares of preferred stock, par value $0.00001 per share, all of which shares of preferred stock are undesignated. No authorized shares of preferred stock were issued and outstanding at December 31, 2025 and December 31, 2024.

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

On March 27, 2024, the Company filed the 2024 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. The Company issued 1,055,362 shares of common stock at a weighted average price of $6.36 for aggregate gross proceeds of $6.7 million during the year ended December 31, 2025 under the ATM. The Company issued no shares of common stock during the year ended December 31, 2024 under the ATM.

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

2021 Stock Option and Incentive Plan

The 2021 Stock Option and Incentive Plan, or the 2021 Plan, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. The 2021 Plan permits the granting of several award types, including restricted stock units and both options to purchase common stock intended to qualify as incentive stock options under Section 422 of the United States Internal Revenue Code, or the Code, and options that do not so qualify. The number of shares initially reserved for issuance under the 2021 Plan was 3,352,166, which increased on January 1, 2022 and will continue to increase each January 1 thereafter, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. The maximum number of shares of common stock that may be issued in the form of incentive stock options shall not exceed the initial limit, cumulatively increased on January 1, 2022 and on each January 1 thereafter by the lesser of the annual increase for such year or 3,352,166 shares of common stock. On January 1, 2025, the shares reserved for issuance were increased to 11,667,747 shares. With the transfer of shares to the 2021 Plan in connection with the termination or expiration of awards under the 2018 Plan, together with shares otherwise available under the 2021 Plan, there were 3,847,257 shares available for grant under the 2021 Plan at December 31, 2025.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan, or the ESPP, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. A total of 335,217 shares of common stock were initially reserved for issuance under this plan, which increased on January 1, 2022 and will continue to increase each January 1 thereafter through January 1, 2031, by the least of (i) 335,217 shares of common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the ESPP. On January 1, 2025, the shares reserved for issuance were increased to 1,593,596 shares. The purchase price of the shares under the ESPP is at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of December 31, 2025, 1,565,471 shares were available to be issued under the ESPP. The Company recognized $0.1 million of stock-based compensation expense related to the ESPP for each of the years ended December 31, 2025 and 2024.

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

The following table summarizes stock option activity under the 2018 Plan and 2021 Plan for the year ended December 31, 2025:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	5,522,353	$8.17	6.91	$8,068
Granted	1,596,043	7.14
Exercised	(247,993)	4.30
Cancelled/Forfeited	(402,821)	10.35
Outstanding at December 31, 2025	6,467,582	$7.93	6.96	$1,503
Exercisable at December 31, 2025	3,908,454	$8.07	5.79	$1,503

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $5.51 and $5.99 per share, respectively. The total intrinsic value of options exercised was $0.6 million and $1.5 million for the years ended December 31, 2025 and 2024, respectively.

The fair value of the stock options issued as of December 31, 2025 and 2024 was measured with the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.26%	3.93%
Expected term (years)	6.05	6.03
Expected volatility of the underlying stock	91.65%	88.63%
Expected dividend rate	—%	—%

Restricted Stock Units

The Company has granted restricted stock units with service-based and performance-based vesting conditions. Unvested restricted stock units may not be sold or transferred by the holder.

A summary of the restricted stock units activity during the year ended December 31, 2025 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	1,589,042	$8.76
Granted	1,837,279	7.30
Vested/Released	(532,401)	9.01
Forfeited	(203,143)	8.46
Unvested at December 31, 2025	2,690,777	$7.74

During the year ended December 31, 2025, 532,401 restricted stock units vested with a fair value of $4.8 million.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$7,825	$5,696
General and administrative	6,492	6,026
Total	$14,317	$11,722

As of December 31, 2025, there was $13.1 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.62 years.

As of December 31, 2025, there was $16.2 million of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.68 years.

10. Warrants

In May 2025, in connection with the 2025 Follow-On Offering, the Company issued pre-funded warrants to purchase up to 3,571,435 shares of common stock and warrants to purchase an aggregate of 3,826,750 shares of common stock. Each pre-funded warrant has an initial exercise price per share of $0.00001, subject to certain adjustments. The pre-funded warrants are exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full. Each common stock warrant has an initial exercise price per share of $4.90, subject to certain adjustments. The common stock warrants are immediately exercisable from the date of issuance until expiration five years after the date of issuance. Pursuant to ASC 815-40, the pre-funded warrants and common stock warrants were classified within permanent equity. As of December 31, 2025, 3,571,435 pre-funded warrants and 3,826,750 common stock warrants remained outstanding.

In February 2015 and May 2015, the Company issued warrants to purchase 1,650,098 and 887,536 shares of Series B convertible preferred stock, respectively, at an exercise price of $1.24235 per share, or the Series B Warrants. Each Series B Warrant was immediately exercisable and expired ten years from the original date of issuance. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the Series B Warrants were classified as a liability and were re-measured to fair value at each balance sheet date. A total of 173,827 of the Series B Warrants were outstanding and were converted into warrants to purchase 12,686 shares of common stock with an exercise price of $17.03 upon the completion of the IPO in November 2021. As a result, the 12,686 common stock warrants were converted into equity instruments. During the year ended December 31, 2025, all 12,686 of these common stock warrants expired, and none remain outstanding as of December 31, 2025.

The following is a summary of warrant activity for the year ended December 31, 2025:

	Number of Warrants
	Equity classified	Total
Outstanding as of December 31, 2024	12,686	12,686
Issued	7,398,185	7,398,185
Expired	(12,686)	(12,686)
Outstanding as of December 31, 2025	7,398,185	7,398,185

11. Compensation

In January 2012, the Company adopted the Aura Biosciences 401(k) Profit Sharing Plan and Trust, or the 401(k) Plan, for its employees, which is designed to be qualified under Section 401(k) of the Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 100% on the first 6% of employee contributions. The Company made matching contributions of $1.1 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively.

12. Commitments and Contingencies

Lease Commitments

The Company has historically entered into lease arrangements for its facilities. The Company has one operating lease for its office and laboratory facility with required future minimum payments as of December 31, 2025.

On May 16, 2022, the Company entered into an office and laboratory lease in Boston, Massachusetts with an initial 10-year term and one renewal option to extend the lease for an additional seven years which has not been deemed probable of being exercised by the Company as of December 31, 2025. The lease commenced on August 1, 2022, and estimated payments due under the initial term are approximately $35.2 million. The lease requires a letter of credit totaling $0.8 million which is classified as long-term restricted cash and deposits on the consolidated balance sheets. The lease also provides for the landlord to reimburse the Company up to $0.5 million for certain costs related to expansion of the laboratory space. The Company has completed the expansion and has incurred and been fully reimbursed for $0.5 million of expenses in the year ended December 31, 2024.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s leases for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Lease Costs
Operating lease costs	3,466	3,509
Variable lease costs	1,964	1,193
Total lease costs	$5,430	$4,702

Cash paid for amounts included in the measurement of lease liabilities—operating leases	$3,306	$2,822
Weighted-average remaining lease term—operating leases (years)	6.59	7.59
Weighted-average discount rate—operating leases	10.71%	10.71%

The following table reconciles the future minimum commitments to the Company’s operating lease liabilities at December 31, 2025 (in thousands):

Operating lease payments as of December 31, 2025
2026	3,405
2027	3,508
2028	3,611
2029	3,715
2030	3,827
Thereafter	6,280
Total lease payments	24,346
Less: interest	(6,969)
Total lease liabilities at December 31, 2025	17,377
Less: current portion of lease liabilities	3,243
Lease liabilities, net of current portion	$14,134

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

The Company recognized no expenses related to this agreement and related amendments for the years ended December 31, 2025 and 2024, respectively.

2014 Non-Exclusive Agreement

In December 2014, the Company entered into a Non-Exclusive License Agreement, or the 2014 Non-Exclusive Agreement, with LI-COR for the supply of IRDye 700DX to the Company for the treatment and diagnosis of non-ocular solid tumor cancers in humans. Under the 2014 Non-Exclusive Agreement, the Company paid a license issue fee of $0.03 million on the effective date. The Company must also pay Rakuten a non-refundable, non-creditable fee of $0.03 million per each licensed product upon pre-IND designation, as defined of such licensed product, aggregate milestone payments of up to $0.3 million upon certain regulatory and development milestones; and during the term, the Company must pay Rakuten a low-single digit percentage royalty on net sales. Rakuten receives 10% of all sublicensee income within 30 days of the Company’s receipt from the sublicensee. The 2014 Non-Exclusive Agreement also required the Company to make certain payments upon the achievement of specified development and commercial milestones of up to $0.4 million in aggregate. During the years ended December 31, 2025 and 2024, the Company recognized no milestones related to this agreement.

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

In January 2022, the Company entered into the First Amendment to the non-exclusive, perpetual license agreement with Life Technologies for use of the license in an additional indication. The cost of this amendment was a one-time fee of $0.05 million. During the years ended December 31, 2025 and 2024, the Company recognized no milestones related to this agreement.

Effective in September 2022, the Company entered into a new non-exclusive, perpetual license agreement with Life Technologies for licensed products. Under this agreement, the Company is required to pay an initial license fee of $0.4 million for the first licensed product and $0.5 million for each additional licensed product. In addition, the agreement allows the Company the right to sublicense which would lead to a $0.2 million payment for each sublicense per licensed product and a $0.03 million payment for use of the cell line document package. In the event of a change of control, there will be a change of control fee of $0.5 million. During the years ended December 31, 2025 and 2024, the Company recognized no expenses and $0.5 million of expenses related to this agreement, respectively.

National Institute of Health (NIH)-Collaboration Research and Development Agreement

In July 2011, the Company entered into a Collaboration Research and Development Agreement, or CRADA, with Dr. John Schiller at the NIH, for a period of two years with the rights to an exclusive license to all technology generated within the collaboration. Under this agreement, the Company is required to make annual payments of $0.03 million to fund the research activities, the first payment of which was paid within 30 days of the effective date. Subsequent payments are due within 30 days of the anniversary of the effective date. This agreement was previously amended in 2012, 2013, 2014, 2015, 2016, 2018, 2020, and 2022. During the years ended December 31, 2025 and 2024, the Company paid no research collaboration fees related to this agreement.

A ninth amendment was effective in September 2024, requiring payment of $0.06 million within 30 days of November 30, 2024, and payment of another $0.05 million within 30 days of September 30, 2025. This ninth amendment extended the term of the CRADA to September 30, 2026. During the years ended December 31, 2025 and 2024, the Company recognized $0.05 million and $0.1 million of expenses related to this agreement, respectively.

National Institute of Health (NIH)-Exclusive Patent License Agreement

In September 2013, the Company entered into an exclusive patent license agreement, or the NIH Exclusive License Agreement, with the NIH, that required the Company to pay a license issue royalty of $0.1 million and reimburse the NIH for any patent expenses incurred. Under the agreement, the Company is required to make low single-digit percentage royalty payments based on specified levels of annual net sales of licensed products subject to certain specified reductions. The Company is required to make development and regulatory milestone payments of up to $0.7 million in aggregate and sales milestone payments up to $0.6 million in the aggregate. The Company is also required to pay the NIH a mid-single to low teen-digit percentage of any sublicensing revenue the Company receives. Additionally, the Company’s payment obligations to the NIH are subject to an annual minimum royalty payment of low five figures. The Company recognized $0.04 million and $0.03 million for patent licensing fees for the years ended December 31, 2025 and 2024, respectively.

In 2015, 2018 and 2019, the Company amended its exclusive patent license to include updates on the status of the commercial development and update/expand the list of licensed patents and patent applications. Each of those amendments required a $0.03 million payment that the Company paid.

Inserm-Transfert License Agreement

In November 2009, the Company entered into an exclusive, royalty-bearing patent license agreement with Inserm-Transfert of France. The agreement expires on a country-by-country basis based on the last to expire of any patent encompassed within the scope of the patent rights or 10 years from the date of the first commercial sales by the Company, whichever is later. The IND filing milestone of €0.01 million was accrued in 2016 and paid in 2017 by the Company. The milestones for the successful Phase I, II and III clinical trials are based on receiving a final report and achieving the primary endpoints defined in that trial; the Phase I and Phase II milestones have been achieved as of December 31, 2025. Upon the sublicense by the Company of a product for which royalties are payable under the agreement, low- to mid-single-digit royalty payments would be due by the Company. The non-milestone payments in this agreement are subject to an anti-stacking clause. The Company did not incur any expenses related to milestones for the year ended December 31, 2025, and incurred $0.1 million in expenses related to this agreement for the year ended December 31, 2024.

Clearside License Agreement

In July 2019, the Company entered into an exclusive license agreement, as amended, or the Clearside License Agreement, with Clearside Biomedical, Inc., or Clearside Biomedical, for the license of Clearside’s Suprachoroidal Microneedle Technology for use in the treatment of indeterminate lesions and choroidal tumors. The Clearside License Agreement was subsequently assigned by Clearside Biomedical to Clearside Royalty LLC, or Clearside. Upon execution of the Clearside License Agreement, the Company paid Clearside Biomedical an upfront payment of $0.1 million which was expensed as incurred. Pursuant to an amendment to the Clearside License Agreement in March 2026, the Company paid Clearside an upfront payment of $1.0 million, and is required to make a one-time payment of $1.5 million upon the occurrence of a specified regulatory achievement. Under the Clearside License Agreement, the Company is also required to pay milestones up to $21.0 million in the aggregate upon the achievement of specified regulatory and development milestones, and upon the achievement of certain commercial sales milestones. The Company is also required to pay low to mid-single digit royalties on net sales. If the Company sublicenses a product for which royalties are payable, then the Company is required to pay the greater of 20% received or low single digit royalties on net sales.

The Clearside License Agreement expires on a country-by-country basis upon the later of the last to expire patent or ten years from the date of the first commercial sale of a product.

The Company did not recognize any expenses related to this agreement and related amendments for the years ended December 31, 2025 and 2024, respectively.

13. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. The Company has included the pre-funded warrants to purchase 3,571,435 shares of common stock issued at an exercise price of $0.00001 in connection with the 2025 Follow-On Offering in its computation of basic net loss per share. Diluted net loss per share is the same as basic net loss per share for the periods presented since the effects of potentially dilutive securities are antidilutive given the net loss of the Company.

The Company has calculated basic and diluted net loss per share for the years ended December 31, 2025 and 2024 as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(106,191)	$(86,919)
Denominator:
Weighted-average common stock outstanding—basic and diluted	60,337,608	49,650,480
Net loss per common share—basic and diluted	$(1.76)	$(1.75)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been antidilutive:

	Year Ended December 31,
	2025	2024
Stock options to purchase common stock	6,467,582	5,522,353
Restricted stock units that vest into common stock	2,690,777	1,589,042
Warrants to purchase common stock	7,398,185	12,686
Total potential dilutive shares	16,556,544	7,124,081

14. Income Taxes

For the years ended December 31, 2025 and 2024, the loss before income taxes consisted of the following (in thousands):

	2025	2024
Domestic	$(106,911)	$(86,185)
Foreign	828	(622)
Total	$(106,083)	$(86,807)

The Company has recorded a $0.1 million tax provision for the periods presented due to the current state income taxes and the losses incurred, the need for a full valuation allowance on net deferred tax assets, and for the current foreign income taxes. The difference between the income tax provision at the U.S. federal statutory rate and the recorded provision is primarily due to the valuation allowance recorded on all deferred tax assets.

The Company's income tax provision, net consisted of the following (in thousands):

	2025	2024
Components of income tax provision:
Current:
Federal	$—	$—
State	78	112
Foreign	30	—
Total Current	108	112
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total Deferred	—	—
Total Income Tax Provision	$108	$112

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate as of December 31, 2025 and 2024 is as follows (in thousands):

	2025		2024
Income tax provision at statutory rate	$(22,278)	21.0%	$(18,229)	21.0%
State and local taxes, net of federal benefit	78	(0.1)%	112	(0.1)%
Foreign tax effects
Other foreign jurisdictions	(144)	0.1%	131	(0.2)%
Tax credits
Research and development credits	2,729	(2.5)%	(3,088)	3.6%
Orphan drug credits	(20,441)	19.3%	—	—%
Nontaxable or nondeductible items	1,786	(1.7)%	1,184	(1.4)%
Changes in valuation allowance	35,097	(33.1)%	19,630	(22.6)%
Other items
NOL adjustment - Section 382 study	3,157	(2.9)%	—	—%
Other	124	(0.1)%	372	(0.3)%
Total	$108	(0.0)%	$112	0.0%

The majority of the effect of state and local taxes, net of federal benefit, comes from the jurisdiction of Massachusetts.

The Company paid $0.1 million for income taxes during each of the years ended December 31, 2025 and 2024. The majority of the income taxes paid during each of the years ended December 31, 2025 and 2024 were for state income taxes related to the jurisdiction of Massachusetts. Income taxes paid related to other jurisdictions during each of the years ended December 31, 2025 and 2024 were not material to the consolidated financial statements.

Temporary differences that give rise to significant deferred tax assets (liabilities) as of December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$84,238	$55,826
Stock-based compensation expense	3,009	2,450
Capitalized research and development expenses	24,440	32,422
Tax credit carryforwards	31,980	13,582
Accrued expenses and other current liabilities	1,368	1,025
Lease liability	4,520	4,903
Other	993	938
Total deferred tax assets	150,548	111,146
Deferred tax liabilities:
Right-of-use assets	(4,117)	(4,540)
Depreciable assets	(266)	(312)
Prepaid expenses and other current assets	(433)	(443)
Valuation allowance	(145,732)	(105,851)
Net deferred tax assets	$—	$—

As of December 31, 2025, the Company had accumulated federal net operating loss, NOL, carryforwards of approximately $318.9 million which may be available to offset future taxable income, of which $32.4 million begin to expire in 2034 and go through 2037 and $286.5 million do not expire. The Company had accumulated state NOL carryforwards of $274.4 million, which may be available to offset future taxable income and begin to expire in 2030, except for $2.2 million of state NOLs that do not expire. As of December 31, 2025, the Company had federal and state research and development credit carryforwards of $8.5 million and $3.8 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2038 and 2034, respectively. Additionally, the Company had $20.4 million of federal orphan drug credits that begin to expire in 2039.

The Company’s NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent as defined under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, as well as similar state provisions. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. The Company conducted a Section 382 study covering the period of January 15, 2009 through December 31, 2024. The study concluded that ownership changes occurred during that period which limit the amount of the Company’s NOLs and tax credit carryforwards that can be utilized before expiring. The NOL and credit carryforwards disclosed in the financial statements represent the amount of attributes that can be utilized before expiration based on the results of the study. The Company has not yet completed an analysis of ownership changes for the year ended December 31, 2025 and there could be material changes to NOLs depending on the results of the analysis when performed. The Company also conducted a study of its research and development credit and orphan drug credit carryforwards. The study resulted in a net increase to its federal and state credit carryforwards of $12.1 million and $0.2 million, respectively, that was recorded during the period ending December 31, 2025. A full valuation allowance has been recorded against the Company’s credit carryforwards, so there is no net impact to the consolidated balance sheets or statements of operations and comprehensive loss.

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are principally comprised of NOL carryforwards, tax credit carryforwards, and capitalized research and development expenses. Management has determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets, and as a result, a valuation allowance of $145.7 million has been recorded at December 31, 2025. The increase in the valuation allowance of $39.9 million during the year ended December 31, 2025 was primarily due to the increase in NOLs and tax credit carryforwards generated by the Company.

As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the income tax provision in the consolidated statements of operations and comprehensive loss.

The Company files income tax returns in the United States federal tax jurisdiction and several state tax jurisdictions as well as in the Netherlands and Germany for its foreign subsidiaries. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.

With respect to the income of its foreign subsidiaries, the Company asserts the position that the undistributed earnings of its foreign subsidiaries are permanently invested in each jurisdiction. As a result, no additional income taxes have been provided on the possible repatriation of these earnings to the parent company. The Company does not have any unremitted earnings as of December 31, 2025.

15. Segment Reporting

Segment reporting is prepared on the same basis that the Company's Chief Executive Officer, who is its chief operating decision maker, or CODM, manages the business and makes operating decisions to allocate resources across departments and functions in line with the Company's strategic goals. The Company operates in one reportable segment which includes all activities related to the research and development of ocular and urologic oncology targeted therapies for a range of cancer indications with high unmet medical need. The CODM assesses performance and allocates resources based on comparing actual consolidated net loss to the budget. The measure of segment assets used in determining how to manage and allocate resources is reported within the Company's consolidated balance sheets as cash and cash equivalents and marketable securities.

As a single reportable segment entity, the Company’s segment performance measure is consolidated net loss. Significant segment expenses are presented below.

	Year Ended December 31,
	2025	2024
	(in thousands)
Clinical, Preclinical, and R&D Operations (1)	$(63,154)	$(49,550)
Chemistry, Manufacturing, and Controls (1)	(27,145)	(23,752)
General and Administrative (1)	(22,491)	(22,814)
Other Segment Items (2)	6,599	9,197
Net loss	$(106,191)	$(86,919)

(1) Includes depreciation expense directly allocated to respective activities.

(2) Other segment items primarily include interest and accretion income, realized gains and losses, and income taxes.

16. Subsequent Events

Subsequent events have been evaluated through the date of filing of the consolidated financial statements. The Company has not identified any subsequent events that require disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aura Biosciences, Inc.

Date: March 30, 2026	By:	/s/ Elisabet de los Pinos
Elisabet de los Pinos
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Elisabet de los Pinos	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2026
Elisabet de los Pinos

/s/ Anthony Gibney	Chief Financial and Business Officer (Principal Financial Officer)	March 30, 2026
Anthony Gibney
/s/ Amy Elazzouzi	Senior Vice President, Finance (Principal Accounting Officer)	March 30, 2026
Amy Elazzouzi

/s/ David Johnson	Chairman of the Board of Directors	March 30, 2026
David Johnson

/s/ Teresa Bitetti	Director	March 30, 2026
Teresa Bitetti

/s/ Giovanni Mariggi	Director	March 30, 2026
Giovanni Mariggi

/s/ Antony Mattessich	Director	March 30, 2026
Antony Mattessich

/s/ Sapna Srivastava	Director	March 30, 2026
Sapna Srivastava

/s/ Karan Takhar	Director	March 30, 2026
Karan Takhar