Form 10-Q
period 2026-03-31
Aura Biosciences, Inc.
filed 2026-05-11
CIK 1501796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, the Registrant had 103,386,558 shares of common stock, $0.00001 par value per share, outstanding.

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
•
the ability and willingness of our third-party strategic collaborators to continue research and development and other activities relating to our development candidates and product candidates;
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

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aura Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$84,793	$59,515
Marketable securities	29,940	84,726
Prepaid expenses and other current assets	3,771	5,498
Total current assets	118,504	149,739
Restricted cash and deposits	768	768
Right-of-use assets - operating lease	15,416	15,828
Other long-term assets	517	471
Property and equipment, net	2,472	2,624
Total Assets	$137,677	$169,430
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,573	1,549
Short-term operating lease liability	3,267	3,243
Accrued expenses and other current liabilities	10,866	13,591
Total current liabilities	16,706	18,383
Long-term operating lease liability	13,724	14,134
Total Liabilities	30,430	32,517
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.00001 par value, 150,000,000 authorized at March 31, 2026 and December 31, 2025, and 64,150,468 and 63,587,777 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	621,557	617,433
Accumulated deficit	(514,103)	(480,418)
Accumulated other comprehensive loss	(207)	(102)
Total Stockholders’ Equity	107,247	136,913
Total Liabilities and Stockholders’ Equity	$137,677	$169,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Operating Expenses:
Research and development	$27,960	$23,343
General and administrative	6,906	5,692
Total operating expenses	34,866	29,035
Total operating loss	(34,866)	(29,035)
Other income (expense):
Interest income, including amortization and accretion income	1,190	1,594
Other income (expense)	2	(24)
Total other income	1,192	1,570
Loss before income taxes	(33,674)	(27,465)
Income tax provision, net	(11)	(18)
Net loss	$(33,685)	$(27,483)
Net loss per common share—basic and diluted	$(0.50)	$(0.55)
Weighted average common stock outstanding—basic and diluted	67,447,576	50,126,148
Comprehensive loss:
Net loss	$(33,685)	$(27,483)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(78)	(137)
Currency translation adjustment	(27)	(21)
Total other comprehensive loss	(105)	(158)
Total comprehensive loss	$(33,790)	$(27,641)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2025	63,587,777	$—	$617,433	$(480,418)	$(102)	$136,913
Stock-based compensation expense	—	—	3,824	—	—	3,824
Employee Stock Purchase Plan issuance	24,214	—	121	—	—	121
Stock option exercises	12,733	—	56	—	—	56
Common stock warrant exercises	25,000	—	123	—	—	123
Vesting of restricted stock	500,744	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	(78)	(78)
Currency translation adjustment	—	—	—	—	(27)	(27)
Net loss	—	—	—	(33,685)	—	(33,685)
Balance, March 31, 2026	64,150,468	$—	$621,557	$(514,103)	$(207)	$107,247

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2024	49,998,279	$—	$525,934	$(374,227)	$263	$151,970
Stock-based compensation expense	—	—	3,514	—	—	3,514
Employee Stock Purchase Plan issuance	15,263	—	96	—	—	96
Vesting of restricted stock	211,770	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	(137)	(137)
Currency translation adjustment	—	—	—	—	(21)	(21)
Other	—	—	27	—	—	27
Net loss	—	—	—	(27,483)	—	(27,483)
Balance, March 31, 2025	50,225,312	$—	$529,571	$(401,710)	$105	$127,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(33,685)	$(27,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	274	291
Accretion income on marketable securities	(292)	(501)
Stock-based compensation expense	3,824	3,514
Other non-cash items	—	27
Non-cash lease expense	412	374
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,727	3,003
Other long-term assets	(46)	518
Accounts payable	1,024	(298)
Accrued expenses and other liabilities	(2,745)	(2,475)
Operating lease liabilities	(386)	(325)
Net cash used in operating activities	(29,893)	(23,355)
Cash flows from investing activities:
Purchases of property and equipment	(102)	(187)
Maturities of marketable securities	55,000	30,000
Net cash provided by investing activities	54,898	29,813
Cash flows from financing activities:
Proceeds from exercise of stock options	56	—
Proceeds from exercise of common stock warrants	123	—
Proceeds from ESPP purchases	121	96
Net cash provided by financing activities	300	96
Net increase in cash, cash equivalents and restricted cash	25,305	6,554
Effect of exchange rate changes on cash and cash equivalents	(27)	(21)
Cash, cash equivalents and restricted cash at beginning of period	60,283	32,461
Cash, cash equivalents and restricted cash at end of period	$85,561	$38,994
Supplemental disclosure of cash flow information:
Purchases of property and equipment in accounts payable and accrued expenses and other liabilities	20	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	March 31,
	2026	2025
Cash and cash equivalents, end of period	$84,793	$38,226
Long-term restricted cash, end of period	768	768
Cash, cash equivalents and restricted cash at end of period	$85,561	$38,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Aura Biosciences, Inc., or the Company or Aura, is a clinical-stage biotechnology company developing precision therapies to treat solid tumors designed to preserve organ function. Within these unaudited condensed consolidated financial statements, unless the context otherwise requires, references to the Company or Aura refer to Aura Biosciences, Inc. and its subsidiaries on a consolidated basis. The Company’s proprietary platform is designed to enable the targeting of a broad range of solid tumors using Virus-Like Particles, or VLPs, that can be conjugated with drugs or loaded with nucleic acids to create Virus-Like Drug Conjugates, or VDCs. VDCs are a novel class of drugs with a dual mechanism of action that promote cancer cell death by both the delivery of the cytotoxic payload to generate acute necrosis and activation of a secondary immune mediated response. The Company’s initial focus is in ocular and urologic oncology, both areas of high unmet medical need where local targeted therapies may enable early intervention. The Company is evaluating the safety and efficacy of its lead candidate, bel-sar, as a potential vision-sparing therapy in its ongoing global Phase 3 CoMpass trial for the first-line treatment of adult patients with small choroidal melanoma and/or indeterminate lesions, or early choroidal melanoma. Bel-sar is also in clinical development in metastases to the choroid and bladder cancer and is being explored for cancers of the ocular surface. The Company envisions the potential for development of bel-sar in additional therapeutic areas. Aura’s headquarters are located in Boston, Massachusetts.

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

Liquidity

Through March 31, 2026, the Company has funded its operations primarily with proceeds from the initial and additional closings of its convertible preferred stock financings, and through its initial public offering, or IPO, follow-on offerings and at-the-market offerings, or ATM. In connection with the 2026 Follow-On Offering (as defined below), on May 5, 2026, the Company issued and sold (i) 46,099,650 shares of common stock, which includes 6,508,650 shares sold upon the underwriters’ exercise in full of their option to purchase additional shares of common stock on May 4, 2026, and (ii) in lieu of common stock to certain investors, pre-funded warrants to purchase an aggregate of up to 3,800,000 shares of its common stock, or the 2026 Follow-On Offering. Each such share of common stock was sold at a price to the public of $6.00 per share and each such pre-funded warrant was offered and sold at a price to the public of $5.99999 per pre-funded warrant. The Company received approximately $280.8 million in net proceeds from the 2026 Follow-On Offering, after deducting underwriting discounts and commissions and estimated offering expenses, of which approximately $39.0 million were used by the Company to repurchase 6,922,870 shares of common stock from Matrix Capital Management Master Fund, LP, or Matrix, at a price per share of $5.64, on May 7, 2026, or the Matrix Repurchase. The 2026 Follow-On Offering was made pursuant to the Company’s shelf registration statement on Form S-3, or the 2024 Shelf, filed with the SEC on March 27, 2024 in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which was declared effective on April 5, 2024, and a related registration statement pursuant to Rule 462(b), filed with the SEC and effective on May 4, 2026. On May 16, 2025, the Company issued and sold 11,735,565 shares of common stock, pre-funded warrants to purchase up to 3,571,435 shares of common stock, and accompanying warrants to purchase an aggregate of 3,826,750 shares of common stock, or the 2025 Follow-On Offering. The common stock and pre-funded warrants were sold in the 2025 Follow-On Offering in combination with an accompanying common stock warrant to purchase 0.25 of a share of common stock for each share of common stock or pre-funded warrant sold. Each such share of common stock was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.90, and each such pre-funded warrant was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.89999. The Company received approximately $69.9 million in net proceeds from the 2025 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On November 9, 2023, the Company issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million, or the 2023 Follow-On Offering. The Company received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On November 1, 2022, the Company filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into the Open Market Sale AgreementSM, or Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, the Company delivered written notice to Jefferies that the Company was suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. On March 27, 2024, the Company filed the 2024 Shelf, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. The Company did not issue any shares of common stock during the three months ended March 31, 2026 under the ATM, and issued 1,055,362 shares of common stock at a weighted average price of $6.36 for aggregate gross proceeds of $6.7 million during the year ended December 31, 2025 under the ATM. In connection with the 2026 Follow-On Offering, on May 4, 2026, the Company delivered written notice to Jefferies that the Company was suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. As a result, the Company will not make any sales of its securities pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement, or a new registration statement relating to the shares eligible to be sold in the ATM is filed. Other than the termination of the prospectus, the Sales Agreement remains in full force and effect.

As disclosed in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, events and conditions existed which raised substantial doubt about the Company’s ability to continue as a going concern, primarily due to recurring operating losses, negative cash flows from operations and liquidity constraints. Subsequent to year end, the Company completed the 2026 Follow-On Offering, raising approximately $241.8 million in net proceeds after completion of the Matrix Repurchase. Based on the successful execution of this financing, management has concluded that the events and conditions that previously raised substantial doubt have been alleviated. As of the issuance date of these unaudited condensed consolidated financial statements for the three months ended March 31, 2026, the Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are also unaudited. The unaudited condensed results of operations are not necessarily indicative of the operating results that may occur for the full fiscal year ending December 31, 2026. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission, or the SEC. Management believes that the disclosures provided here are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2025, in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2026. There have been no changes to the Company’s significant accounting policies.

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

3. Fair Value of Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2026 and December 31, 2025 (in thousands):

Description	March 31, 2026	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$84,194	$84,194	$—	$—
Marketable securities:
U.S. Government agencies	29,940	—	29,940	—
Total financial assets	$114,134	$84,194	$29,940	$—

Description	December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$58,688	$58,688	$—	$—
Marketable securities:
U.S. Government agencies	84,726	—	84,726	—
Total financial assets	$143,414	$58,688	$84,726	$—

There were no transfers within the fair value hierarchy during the three months ended March 31, 2026.

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Assets under construction	$307	$228
IT equipment	451	451
Leasehold improvements	471	471
Lab equipment	8,569	8,526
	$9,798	$9,676
Less—accumulated depreciation	(7,326)	(7,052)
Property and equipment, net	$2,472	$2,624

Depreciation expense was $0.3 million for each of the three months ended March 31, 2026 and 2025.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid insurance	$1,158	$1,666
Prepaid research and development expenses	1,551	2,657
Other	1,062	1,175
Prepaid expenses and other current assets	$3,771	$5,498

6. Marketable Securities

Marketable securities consisted of the following (in thousands):

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$29,931	$9	$—	$29,940
Total	$29,931	$9	$—	$29,940

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	84,638	88	—	$84,726
Total	$84,638	$88	$—	$84,726

As of March 31, 2026, the current credit ratings of the Company's investments are all within the guidelines of the investment policy of the Company, and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. The Company does not intend to sell the investments, and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of March 31, 2026, no marketable securities with a contractual maturity of one year or less were in an unrealized loss position, and all marketable securities held by the Company had remaining contractual maturities of one year or less.

As of March 31, 2025, one marketable security with contractual maturity of one year or less was in an unrealized loss position totaling $0.02 million, and all marketable securities held by the Company had remaining contractual maturities of one year or less.

There were no impairments of the Company’s marketable securities measured and carried at fair value during the three months ended March 31, 2026 and 2025.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued research and development expenses	$7,536	$7,006
Accrued compensation	2,589	6,005
Accrued professional fees	363	338
Other	378	242
Accrued expenses and other current liabilities	$10,866	$13,591

8. Stockholders' Equity

The Company had 150,000,000 authorized shares of common stock, par value $0.00001 per share, of which 64,150,468 and 63,587,777 shares were issued and outstanding at March 31, 2026 and December 31, 2025, respectively.

In addition, the Company had 10,000,000 authorized shares of preferred stock, par value $0.00001 per share, all of which shares of preferred stock are undesignated. No authorized shares of preferred stock were issued and outstanding at March 31, 2026 and December 31, 2025.

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

On March 27, 2024, the Company filed the 2024 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. The Company did not issue any shares of common stock during the three months ended March 31, 2026 under the ATM, and issued 1,055,362 shares of common stock at a weighted average price of $6.36 for aggregate gross proceeds of $6.7 million during the year ended December 31, 2025 under the ATM.

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

2021 Stock Option and Incentive Plan

The 2021 Stock Option and Incentive Plan, or the 2021 Plan, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. The 2021 Plan permits the granting of several award types, including restricted stock units and both options to purchase common stock intended to qualify as incentive stock options under Section 422 of the United States Internal Revenue Code, or the Code, and options that do not so qualify. The number of shares initially reserved for issuance under the 2021 Plan was 3,352,166, which increased on January 1, 2022 and will continue to increase each January 1 thereafter, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. The maximum number of shares of common stock that may be issued in the form of incentive stock options shall not exceed the initial limit, cumulatively increased on January 1, 2022 and on each January 1 thereafter by the lesser of the annual increase for such year or 3,352,166 shares of common stock. On January 1, 2026, the shares reserved for issuance was increased to 14,328,694 shares. With the transfer of shares to the 2021 Plan in connection with the termination or expiration of awards under the 2018 Plan, together with shares otherwise available under the 2021 Plan, there were 4,398,111 shares available for grant under the 2021 Plan at March 31, 2026.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan, or the ESPP, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. A total of 335,217 shares of common stock were initially reserved for issuance under this plan, which increased on January 1, 2022 and will continue to increase each January 1 thereafter through January 1, 2031, by the least of (i) 335,217 shares of common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the ESPP. On January 1, 2026, the shares reserved for issuance were increased to 1,900,688 shares. The purchase price of the shares under the ESPP is at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of March 31, 2026, 1,876,474 shares were available to be issued under the ESPP. The Company recognized $0.03 million and $0.02 million in stock-based compensation expense related to the ESPP for the three months ended March 31, 2026 and 2025, respectively.

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

The following table summarizes stock option activity under the 2018 Plan and 2021 Plan for the three months ended March 31, 2026:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	6,467,582	$7.93	6.96	$1,503
Granted	1,637,093	6.13
Exercised	(12,733)	4.43
Cancelled/Forfeited	(104,767)	10.12
Outstanding at March 31, 2026	7,987,175	$7.54	7.38	$4,879
Exercisable at March 31, 2026	4,232,959	$8.04	5.84	$3,672

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2026 and 2025 was $5.00 and $5.88 per share, respectively. The fair value of options vested during each of the three months ended March 31, 2026 and 2025 was $2.6 million. The total intrinsic value of options exercised was $0.02 million and $0 million for the three months ended March 31, 2026 and 2025, respectively.

The fair value of the stock options granted for the three months ended March 31, 2026 and 2025 was measured with the following weighted-average assumptions:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.72%	4.38%
Expected term (years)	6.08	6.06
Expected volatility of the underlying stock	102.43%	90.89%
Expected dividend rate	—%	—%

Restricted Stock Units

The Company has granted restricted stock units with service-based and performance-based vesting conditions. Unvested restricted stock units may not be sold or transferred by the holder.

A summary of the restricted stock units activity during the three months ended March 31, 2026 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	2,690,777	$7.74
Granted	1,123,568	6.12
Vested/Released	(500,744)	8.00
Forfeited	(27,360)	8.39
Unvested at March 31, 2026	3,286,241	$7.14

For the three months ended March 31, 2026, 500,744 restricted stock units vested with a fair value of $4.0 million.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$2,190	$1,915
General and administrative	1,634	1,599
Total	$3,824	$3,514

As of March 31, 2026, there was $19.3 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.02 years.

As of March 31, 2026, there was $20.9 million of unrecognized stock-based compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.90 years.

10. Warrants

In May 2025, in connection with the 2025 Follow-On Offering, the Company issued pre-funded warrants to purchase up to 3,571,435 shares of common stock and warrants to purchase an aggregate of 3,826,750 shares of common stock. Each pre-funded warrant has an initial exercise price per share of $0.00001, subject to certain adjustments. The pre-funded warrants are exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full. Each common stock warrant has an initial exercise price per share of $4.90, subject to certain adjustments. The common stock warrants are immediately exercisable from the date of issuance until expiration five years after the date of issuance. Pursuant to ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the pre-funded warrants and common stock warrants were classified within permanent equity. As of March 31, 2026, 3,571,435 pre-funded warrants and 3,801,750 common stock warrants remained outstanding.

In February 2015 and May 2015, the Company issued warrants to purchase 1,650,098 and 887,536 shares of Series B convertible preferred stock, respectively, at an exercise price of $1.24235 per share, or the Series B Warrants. Each Series B Warrant was immediately exercisable and expired ten years from the original date of issuance. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the Series B Warrants were classified as a liability and were re-measured to fair value at each balance sheet date. A total of 173,827 of the Series B Warrants were outstanding and were converted into warrants to purchase 12,686 shares of common stock with an exercise price of $17.03 upon the completion of the IPO in November 2021. As a result, the 12,686 common stock warrants were converted into equity instruments. All of these common stock warrants expired in 2025, and none remain outstanding as of March 31, 2026.

The following is a summary of warrant activity for the three months ended March 31, 2026:

	Number of Warrants
	Equity classified	Total
Outstanding as of December 31, 2025	7,398,185	7,398,185
Exercised	(25,000)	(25,000)
Outstanding as of March 31, 2026	7,373,185	7,373,185

11. Compensation

In January 2012, the Company adopted the Aura Biosciences 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 100% of the first 6% of employee contributions. The Company made matching contributions of $0.4 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

12. Commitments and Contingencies

Lease Commitments

The Company has historically entered into lease arrangements for its facilities. The Company has one operating lease for its office and laboratory facility with required future minimum payments as of March 31, 2026.

On May 16, 2022, the Company entered into an office and laboratory lease in Boston, Massachusetts with an initial 10-year term and one renewal option to extend the lease for an additional seven years which has not been deemed probable of being exercised by the Company as of March 31, 2026. The lease commenced on August 1, 2022, and estimated payments due under the initial term are approximately $35.2 million. The lease requires a letter of credit totaling $0.8 million which is classified as long-term restricted cash and deposits on the unaudited condensed consolidated balance sheets.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s leases for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease Costs
Operating lease costs	$867	$867
Variable lease costs	536	269
Total lease costs	$1,403	$1,136

Cash paid for amounts included in the measurement of lease liabilities—operating leases	$841	$816
Weighted-average remaining lease term—operating leases (years)	6.34	7.34
Weighted-average discount rate—operating leases	10.71%	10.71%

The following table reconciles the future minimum commitments to the Company’s operating lease liabilities at March 31, 2026 (in thousands):

Operating lease payments as of March 31, 2026
2026	$2,565
2027	3,507
2028	3,611
2029	3,715
2030	3,827
Thereafter	6,281
Total lease payments	23,506
Less: interest	(6,515)
Total lease liabilities at March 31, 2026	16,991
Less: current portion of lease liabilities	3,267
Lease liabilities, net of current portion	$13,724

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

The Company recognized no expenses related to this agreement and related amendments for the three months ended March 31, 2026 and 2025, respectively.

2014 Non-Exclusive Agreement

In December 2014, the Company entered into a Non-Exclusive License Agreement, or the 2014 Non-Exclusive Agreement, with LI-COR for the supply of IRDye 700DX to the Company for the treatment and diagnosis of non-ocular solid tumor cancers in humans. Under the 2014 Non-Exclusive Agreement, the Company paid a license issue fee of $0.03 million on the effective date. The Company must also pay Rakuten a non-refundable, non-creditable fee of $0.03 million per each licensed product upon pre-IND designation, as defined of such licensed product, aggregate milestone payments of up to $0.3 million upon certain regulatory and development milestones; and during the term, the Company must pay Rakuten a low-single digit percentage royalty on net sales. Rakuten receives 10% of all sublicensee income within 30 days of the Company’s receipt from the sublicensee. The 2014 Non-Exclusive Agreement also required the Company to make certain payments upon the achievement of specified development and commercial milestones of up to $0.4 million in aggregate. During the three months ended March 31, 2026 and 2025, the Company recognized no expenses related to milestones associated with this agreement.

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

In January 2022, the Company entered into the First Amendment to the non-exclusive, perpetual license agreement with Life Technologies for use of the license in an additional indication. The cost of this amendment was a one-time fee of $0.05 million. During the three months ended March 31, 2026 and 2025, the Company recognized no milestones related to this agreement.

Effective in September 2022, the Company entered into a new non-exclusive, perpetual license agreement with Life Technologies for licensed products. Under this agreement, the Company is required to pay an initial license fee of $0.4 million for the first licensed product and $0.5 million for each additional licensed product. In addition, the agreement allows the Company the right to sublicense which would lead to a $0.2 million payment for each sublicense per licensed product and a $0.03 million payment for use of the cell line document package. In the event of a change of control, there will be a change of control fee of $0.5 million. During the three months ended March 31, 2026 and 2025, the Company recognized no expenses related to this agreement.

National Institute of Health (NIH)-Collaboration Research and Development Agreement

In July 2011, the Company entered into a Collaboration Research and Development Agreement, or CRADA, with Dr. John Schiller at the NIH, for a period of two years with the rights to an exclusive license to all technology generated within the collaboration. Under this agreement, the Company is required to make annual payments of $0.03 million to fund the research activities, the first payment of which was paid within 30 days of the effective date. Subsequent payments are due within 30 days of the anniversary of the effective date. This agreement was previously amended in 2012, 2013, 2014, 2015, 2016, 2018, 2020, and 2022. During the three months ended March 31, 2026 and 2025, the Company paid no research collaboration fees related to this agreement.

A ninth amendment was effective in September 2024, requiring payment of $0.06 million within 30 days of November 30, 2024, and payment of another $0.05 million within 30 days of September 30, 2025. This ninth amendment extended the term of the CRADA to September 30, 2026. During the three months ended March 31, 2026 and 2025, the Company did not recognize any expenses related to this agreement.

National Institute of Health (NIH)-Exclusive Patent License Agreement

In September 2013, the Company entered into an exclusive patent license agreement, or the NIH Exclusive License Agreement, with the NIH, that required the Company to pay a license issue royalty of $0.1 million and reimburse the NIH for any patent expenses incurred. Under the agreement, the Company is required to make low single-digit percentage royalty payments based on specified levels of annual net sales of licensed products subject to certain specified reductions. The Company is required to make development and regulatory milestone payments of up to $0.7 million in aggregate and sales milestone payments up to $0.6 million in the aggregate. The Company is also required to pay the NIH a mid-single to low teen-digit percentage of any sublicensing revenue the Company receives. Additionally, the Company’s payment obligations to the NIH are subject to an annual minimum royalty payment of low five figures. The Company did not recognize any patent licensing fees for the three months ended March 31, 2026 and 2025.

In 2015, 2018 and 2019, the Company amended its exclusive patent license to include updates on the status of the commercial development and update/expand the list of licensed patents and patent applications. Each of those amendments required a $0.03 million payment that the Company paid.

Inserm-Transfert License Agreement

In November 2009, the Company entered into an exclusive, royalty-bearing patent license agreement with Inserm-Transfert of France. The agreement expires on a country-by-country basis based on the last to expire of any patent encompassed within the scope of the patent rights or 10 years from the date of the first commercial sales by the Company, whichever is later. The IND filing milestone of €0.01 million was accrued in 2016 and paid in 2017 by the Company. The milestones for the successful Phase I, II and III clinical trials are based on receiving a final report and achieving the primary endpoints defined in that trial; the Phase I and Phase II milestones have been achieved as of March 31, 2026. Upon the sublicense by the Company of a product for which royalties are payable under the agreement, low- to mid-single-digit royalty payments would be due by the Company. The non-milestone payments in this agreement are subject to an anti-stacking clause. The Company did not incur any expenses related to milestones in the three months ended March 31, 2026 and 2025.

Clearside License Agreement

In July 2019, the Company entered into an exclusive license agreement, as amended, or the Clearside License Agreement, with Clearside Biomedical, Inc., or Clearside Biomedical, for the license of Clearside Biomedical’s Suprachoroidal Microneedle Technology for use in the treatment of indeterminate lesions and choroidal tumors. The Clearside License Agreement was subsequently assigned by Clearside Biomedical to Clearside Royalty LLC, or Clearside. Upon execution of the Clearside License Agreement, the Company paid Clearside Biomedical an upfront payment of $0.1 million which was expensed as incurred. Pursuant to an amendment to the Clearside License Agreement in March 2026, the Company paid Clearside an upfront payment of $1.0 million, and is required to make a one-time payment of $1.5 million upon the occurrence of a specified regulatory achievement. Under the Clearside License Agreement, the Company is also required to pay milestones up to $21.0 million in the aggregate upon the achievement of specified regulatory and development milestones, and upon the achievement of certain commercial sales milestones. The Company is also required to pay low to mid-single digit royalties on net sales. If the Company sublicenses a product for which royalties are payable, then the Company is required to pay the greater of 20% received or low single digit royalties on net sales.

The Clearside License Agreement expires on a country-by-country basis upon the later of the last to expire patent or ten years from the date of the first commercial sale of a product.

The Company recognized $1.0 million in expenses related to the Clearside License Agreement for the three months ended March 31, 2026. The Company did not incur any expenses related to the Clearside License Agreement for the three months ended March 31, 2025.

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

The Company has calculated basic and diluted net loss per share for the three months ended March 31, 2026 and 2025 as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(33,685)	$(27,483)
Denominator:
Weighted-average common stock outstanding—basic and diluted	67,447,576	50,126,148
Net loss per common share—basic and diluted	$(0.50)	$(0.55)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been antidilutive:

	Three Months Ended March 31,
	2026	2025
Stock options to purchase common stock	7,987,175	6,575,452
Restricted stock units that vest into common stock	3,286,241	2,751,873
Warrants to purchase common stock	7,373,185	5,021
Total potential dilutive shares	18,646,601	9,332,346

14. Income Taxes

For the three months ended March 31, 2026 and 2025, the Company recorded an income tax provision of $0.01 million and $0.02 million, respectively, resulting in an effective tax rate of 0.1% in each period. The income tax provision for the three months ended March 31, 2026 is attributable to state and foreign income taxes. The difference in the statutory rate and the effective tax rate is primarily the result of the valuation allowance recorded on all deferred tax assets.

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

As of March 31, 2026, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

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

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Clinical, Preclinical, and R&D Operations (1)	$(19,367)	$(16,386)
Chemistry, Manufacturing, and Controls (1)	(8,594)	(6,957)
General and Administrative (1)	(6,906)	(5,692)
Other Segment Items (2)	1,182	1,552
Net loss	$(33,685)	$(27,483)

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

2026 Follow-On Offering

In connection with the 2026 Follow-On Offering (as defined below), on May 5, 2026, the Company issued and sold (i) 46,099,650 shares of common stock, which includes 6,508,650 shares sold upon the underwriters’ exercise in full of their option to purchase additional shares of common stock on May 4, 2026, and (ii) in lieu of common stock to certain investors, pre-funded warrants to purchase an aggregate of up to 3,800,000 shares of its common stock, or the 2026 Follow-On Offering. Each such share of common stock was sold at a price to the public of $6.00 per share and each such pre-funded warrant was offered and sold at a price to the public of $5.99999 per pre-funded warrant for aggregate gross proceeds of $299.4 million in the 2026 Follow-On Offering. The Company received approximately $280.8 million in net proceeds from the 2026 Follow-On Offering, after deducting underwriting discounts and commissions and estimated offering expenses, of which approximately $39.0 million were used to effectuate the Matrix Repurchase.

Suspension and Termination of ATM Prospectus Supplement

In connection with the 2026 Follow-On Offering, on May 4, 2026, the Company delivered written notice to Jefferies that the Company was suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. As a result, the Company will not make any sales of its securities pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement, or a new registration statement relating to the shares eligible to be sold in the ATM is filed. Other than the termination of the prospectus, the Sales Agreement remains in full force and effect.

Matrix Repurchase

On April 30, 2026, the Company and Matrix entered into a stock purchase agreement, or the Repurchase Agreement, pursuant to which the Company agreed to repurchase, in a privately negotiated transaction, up to 6,922,870 shares of its common stock, which the Company believes represents all shares of its common stock held by Matrix as of such date. Pursuant to the Repurchase Agreement, on May 7, 2026, the Company used approximately $39.0 million of the net proceeds received by the Company in the 2026 Follow-On Offering to repurchase 6,922,870 shares of its common stock from Matrix at a price per share equal to $5.64, the price per share at which the underwriters purchased shares from the Company in the 2026 Follow-On Offering. Such repurchased shares have become authorized but unissued shares.

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

We were incorporated as a Delaware corporation in 2009 and our headquarters are located in Boston, Massachusetts. Since our inception, we have focused our efforts on identifying and developing potential product candidates, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, conducting discovery, research and development activities and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue to date. We have funded our operations primarily through the sale of convertible preferred stock, common stock, and warrants. From inception through May 5, 2026, we have raised an aggregate of approximately $797.8 million of gross proceeds primarily from private placements of our equity and convertible preferred stock as well as through the issuance of our common stock. On May 5, 2026, we issued and sold (i) 46,099,650 shares of common stock, which includes 6,508,650 shares sold upon the underwriters’ exercise in full of their option to purchase additional shares of common stock on May 4, 2026, at a price to the public of $6.00 per share, and (ii) in lieu of common stock to certain investors, pre-funded warrants to purchase an aggregate of up to 3,800,000 shares of common stock at a price to the public of $5.99999 per pre-funded warrant, or the 2026 Follow-On Offering. We received approximately $280.8 million in net proceeds from the 2026 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses, of which approximately $39.0 million was used to repurchase 6,922,870 shares from Matrix Capital Management Master Fund, LP, or Matrix, at a price per share of $5.64, on May 7, 2026, or the Matrix Repurchase. On May 16, 2025, we issued and sold 11,735,565 shares of common stock, pre-funded warrants to purchase up to 3,571,435 shares of common stock, and accompanying warrants to purchase an aggregate of 3,826,750 shares of common stock, or the 2025 Follow-On Offering. The common stock and pre-funded warrants were sold in the 2025 Follow-On Offering in combination with an accompanying common stock warrant to purchase 0.25 of a share of common stock for each share of common stock or pre-funded warrant sold. Each such share of common stock was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.90, and each such pre-funded warrant was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.89999. We received approximately $69.9 million in net proceeds from the 2025 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On November 9, 2023, we issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million, or the 2023 Follow-On Offering. We received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share, for aggregate gross proceeds of $92.5 million, or the 2022 Follow-On Offering. We received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the Securities and Exchange Commission, or the SEC, in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of its common stock from time to time in “at-the-market” offerings, or the ATM, under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. During the year ended December 31, 2023, we issued a total of 261,807 shares of common stock at a weighted average price of $12.49 for aggregate gross proceeds of $3.3 million under the ATM. On March 27, 2024, we filed a new shelf registration statement on Form S-3, or the 2024 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. In connection with the 2026 Follow-On Offering, we filed a related registration statement to the 2024 Shelf pursuant to Rule 462(b), which was filed with the SEC and effective on May 4, 2026. We did not issue any shares of common stock during the three months ended March 31, 2026 under the ATM, and issued 1,055,362 shares of common stock at a weighted average price of $6.36 for aggregate gross proceeds of $6.7 million during the year ended December 31, 2025 under the ATM. In connection with the 2026 Follow-On Offering, on May 4, 2026, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement.

We have incurred significant operating losses in every year since our inception in 2009 and have not generated any revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $33.7 million and $27.5 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $514.1 million. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of March 31, 2026, we had cash and cash equivalents and marketable securities of $114.7 million. We believe that our existing cash and cash equivalents and marketable securities, including the net proceeds from the 2026 Follow-On Offering after completion of the Matrix Repurchase, will enable us to fund our operations into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” below.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$27,960	$23,343	$4,617
General and administrative	6,906	5,692	1,214
Total operating expenses	34,866	29,035	5,831
Loss from operations	(34,866)	(29,035)	(5,831)
Other income (expense):
Interest income, including amortization and accretion income	1,190	1,594	(404)
Other income (expense):	2	(24)	26
Total other income	1,192	1,570	(378)
Loss before income taxes	(33,674)	(27,465)	(6,209)
Income tax provision, net	(11)	(18)	7
Net loss	$(33,685)	$(27,483)	$(6,202)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Preclinical	$234	$243	$(9)
Clinical trials	11,008	8,003	3,005
Manufacturing development	5,679	4,434	1,245
Personnel/overhead expenses	11,039	10,663	376
Total research and development expenses	$27,960	$23,343	$4,617

Research and development expenses increased to $28.0 million for the three months ended March 31, 2026 from $23.3 million for the three months ended March 31, 2025, primarily due to ongoing clinical and CRO costs associated with the progression of our global Phase 3 trial of bel-sar in early choroidal melanoma and manufacturing and development costs for bel-sar.

General and Administrative Expenses

General and administrative expenses increased to $6.9 million for the three months ended March 31, 2026 from $5.7 million for the three months ended March 31, 2025, primarily driven by higher personnel expenses related to growth of our company and increased professional fees.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of convertible preferred stock, warrants and common stock. Through May 5, 2026, we have raised an aggregate of approximately $797.8 million of gross proceeds primarily from private placements of our equity and convertible preferred stock and warrants, as well as through the issuance of our common stock. On May 5, 2026, we issued and sold (i) 46,099,650 shares of common stock, which includes 6,508,650 shares sold upon the underwriters’ exercise in full of their option to purchase additional shares of common stock on May 4, 2026, and (ii) in lieu of common stock to certain investors, pre-funded warrants to purchase an aggregate of up to 3,800,000 shares of its common stock. Each such share of common stock was sold at a price to the public of $6.00 per share and each such pre-funded warrant was offered and sold at a price to the public of $5.99999 per pre-funded warrant for aggregate gross proceeds of $299.4 million in the 2026 Follow-On Offering. We received approximately $280.8 million in net proceeds from the 2026 Follow-On Offering, after deducting underwriting discounts and commissions and estimated offering expenses, of which approximately $39.0 million were used to effectuate the Matrix Repurchase. The 2026 Follow-On Offering was made pursuant to our 2024 Shelf and a related registration statement pursuant to Rule 462(b), filed with the SEC and effective on May 4, 2026. On May 16, 2025, we issued and sold 11,735,565 shares of common stock, pre-funded warrants to purchase up to 3,571,435 shares of common stock, and accompanying warrants to purchase an aggregate of 3,826,750 shares of common stock. The common stock and pre-funded warrants were sold in the 2025 Follow-On Offering in combination with an accompanying common stock warrant to purchase 0.25 of a share of common stock for each share of common stock or pre-funded warrant sold. Each such share of common stock was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.90, and each such pre-funded warrant was offered and sold together with an accompanying common stock warrant at a combined offering price of $4.89999. We received approximately $69.9 million in net proceeds from the 2025 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On November 9, 2023, we issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million in the 2023 Follow-On Offering. We received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses. On December 5, 2022, we issued and sold 7,705,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $12.00 per share for aggregate gross proceeds of $92.5 million in the 2022 Follow-On Offering. We received approximately $86.7 million in net proceeds from the 2022 Follow-On Offering after deducting underwriting discounts, commissions and offering expenses. On November 1, 2022, we filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into the Sales Agreement with the Sales Agent to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. In connection with the 2023 Follow-On Offering, on November 6, 2023, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. During the year ended December 31, 2023, we issued a total of 261,807 shares of common stock at a weighted average price of $12.49 for aggregate gross proceeds of $3.3 million under the ATM. On March 27, 2024, we filed the 2024 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. We did not issue any shares of common stock during the three months ended March 31, 2026 under the ATM, and issued 1,055,362 shares of common stock at a weighted average price of $6.36 for aggregate gross proceeds of $6.7 million during the year ended December 31, 2025 under the ATM. In connection with the 2026 Follow-On Offering, on May 4, 2026, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement. As a result, we will not make any sales of our securities pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement, or a new registration statement relating to the shares eligible to be sold in the ATM is filed. Other than the termination of the prospectus, the Sales Agreement remains in full force and effect.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(29,893)	$(23,355)
Net cash provided by investing activities	54,898	29,813
Net cash provided by financing activities	300	96
Net increase in cash, cash equivalents, and restricted cash	$25,305	$6,554

Operating Activities

During the three months ended March 31, 2026, net cash used in operating activities was $29.9 million primarily due to our net loss of $33.7 million and a decrease in accrued expenses and other current liabilities related to timing of vendor invoicing and payments, partially offset by stock-based compensation expense.

During the three months ended March 31, 2025, net cash used in operating activities was $23.4 million, primarily due to our net loss of $27.5 million and a decrease in accrued expenses related to timing of vendor invoicing and payments, partially offset by stock-based compensation expense and a decrease in prepaid expenses related to work completed for CRO activities associated with our global Phase 3 trial of bel-sar in early choroidal melanoma.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2026 was $54.9 million primarily due to maturities of marketable securities partially offset by purchases of property and equipment.

Net cash provided by investing activities during the three months ended March 31, 2025 was $29.8 million primarily due to maturities of marketable securities partially offset by purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities was $0.3 million primarily from proceeds from stock options and warrant exercises, and issuance of common stock under the ESPP.

During the three months ended March 31, 2025, net cash provided by financing activities was $0.1 million primarily from proceeds from issuance of common stock under the ESPP.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. As of March 31, 2026, we had cash and cash equivalents and marketable securities of $114.7 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities, including the net proceeds from the 2026 Follow-On Offering after completion of the Matrix Repurchase, are sufficient to fund our operations into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Until such time we can generate significant revenue from product sales, if ever, we expect to finance our operations from the sale of additional equity or debt financings, or other capital which comes in the form of strategic collaborations, licensing, or other arrangements, or a combination of some or all thereof. We may not be able to raise additional funds on terms acceptable to us, or at all. If we raise additional funds through the issuance of equity or convertible preferred stock, it may result in dilution to our existing stockholders. Debt financing or preferred equity financing, if available, may result in increased fixed payment obligations, and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations.

If we raise funds through strategic collaboration, licensing or other arrangements, we may relinquish significant rights or grant licenses on terms that are not favorable to us.

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Material Cash Requirements

The following table summarizes our contractual obligations and commitments as of March 31, 2026.

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	$23,506	$3,431	7,170	7,598	5,307
Total	$23,506	$3,431	$7,170	$7,598	$5,307

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies from those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

Recent Accounting Pronouncements

We assessed the recent accounting pronouncements for the three months ended March 31, 2026 and determined no pronouncements have material impact to the unaudited condensed consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial and Business Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial and Business Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial and Business Officer, to allow timely decisions regarding any required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2026, we do not believe we are party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Our net losses were $33.7 million and $27.5 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $514.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly as we continue clinical development for bel-sar and continue to discover and develop additional product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We incur costs, and will incur additional costs, associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. To date, we have not generated any revenue from any product sales. Our ability to become profitable depends upon our ability to generate revenue. We have no products approved for commercial sale and, therefore, have never generated any revenue from product sales, and we do not expect to in the foreseeable future. Further, we do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:

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

Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities, including the net proceeds from the 2026 Follow-On Offering after completion of the Matrix Repurchase, are sufficient to fund our operations into the second half of 2028. Advancing the development of bel-sar and other research programs will require a significant amount of capital. Our existing cash and cash equivalents and marketable securities may not be sufficient to fund bel-sar through regulatory approvals, and we anticipate needing to raise additional capital to complete the development and commercialization of bel-sar. Our estimate as to how long we expect our existing cash and cash equivalents and marketable securities to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, or through the exercise of warrants we have issued, existing stockholder ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

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

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion, monitoring, and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, compliance with applicable product tracking and tracing requirements, as well as continued compliance with current Good Manufacturing Practices, or cGMPs, and GCPs for any clinical trials that we conduct post-approval. Sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status or for discontinuing or interrupting supply of certain drugs, including the withdrawal of a drug, and failure to do so could result in the FDA issuing a letter citing such failure to comply and public posting of such letter and redacted company response, which could damage the company’s reputation. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We may seek accelerated approval of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials, and the FDA is permitted to require, as appropriate, that such studies be underway prior to approval or within a specified period after the date of approval. Sponsors must also update FDA on the status of these studies, and under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA has increased authority to withdraw approval of a drug granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. While we are not aware of anyone currently developing a treatment for early choroidal melanoma, in the future our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results than us. There are multiple companies that have drugs in clinical development for the treatment of NMIBC, such as Johnson & Johnson, UroGen Pharma Ltd., CG Oncology, Inc., ImmunityBio, Inc. and Ferring Pharmaceuticals. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our potential competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early stage companies may also prove to be significant competitors, particularly as they develop novel approaches to treating disease indications that our product candidates are also focused on treating. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to in-license novel therapeutics that could make the product candidates that we develop obsolete. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaboration partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products, which may reduce or eliminate our commercial opportunity. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

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

Regulators and legislators in the United States are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025 final rule on “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs..

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

Our employees and independent contractors, including principal investigators, consultants, commercial collaborators, academic collaborators, service providers, partners and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.

We are exposed to the risk that our employees and independent contractors, including principal investigators, consultants, any future commercial collaborators, academic collaborators, service providers, partners and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA, the EMA and comparable foreign regulatory authorities, and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing standards; the U.S. federal and state fraud and abuse laws, data privacy and security laws and other similar non-United States laws; or laws that require the true, complete and accurate reporting of financial information or data, or to disclose unauthorized activities to us. If we obtain the FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of product, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by employees and other third-parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other United States federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Based on the beneficial ownership of our common stock as of March 31, 2026, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 44.2% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could be granted rights superior to our existing stockholders. Any sale or issuance of securities may also cause the market price of our stock to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of March 31, 2026, we have 64,150,468 shares of common stock outstanding. Significant portions of these shares are held by a small number of stockholders, including persons who were our stockholders prior to our IPO. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, certain shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered or intend to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, our directors, executive officers and certain affiliates may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

In addition, the current military conflicts between Russia and Ukraine and in the Middle East and elsewhere, could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that may be initiated by nations including the United States, the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CDMOs and other third parties with which we conduct business. A severe or prolonged economic downturn or political unrest could result in a variety of risks to our business, including but not limited to weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current political and economic climate and financial market conditions could adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from the Initial Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Matrix Repurchase

As previously disclosed, on April 30, 2026, we and Matrix entered into a stock purchase agreement pursuant to which we agreed to repurchase, in a privately negotiated transaction, up to 6,922,870 shares of our common stock held by Matrix. On May 7, 2026, we completed the repurchase of all 6,922,870 shares of our common stock from Matrix.

(c) Insider Trading Arrangements

None of our directors or officers, as defined in Rule 16a-1(f) under the Securities Act, adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) of Regulation S-K, during the quarter ended March 31, 2026.

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

10.1%	Second Amendment to License Agreement with Clearside Biomedical, Inc., dated March 25, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Aura Biosciences, Inc.

Date: May 11, 2026	By:	/s/ Natalie Holles
Natalie Holles
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Anthony Gibney
Anthony Gibney
Chief Financial and Business Officer
(Principal Financial Officer)

Date: May 11, 2026	By:	/s/ Amy Elazzouzi
Amy Elazzouzi
Senior Vice President, Finance
(Principal Accounting Officer)