Form 10-Q
period 2026-06-30
Aura Biosciences, Inc.
filed 2026-08-11
CIK 1501796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, the Registrant had 103,704,809 shares of common stock, $0.00001 par value per share, outstanding.

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
•
We have completed enrollment in our pivotal Phase 3 clinical trial, but we do not expect topline data until the second half of 2027, and we have not yet completed such trial nor commercialized any pharmaceutical products, which may make it difficult to evaluate our future prospects.
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

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aura Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$67,836	$59,515
Marketable securities	256,004	84,726
Prepaid expenses and other current assets	5,188	5,498
Total current assets	329,028	149,739
Restricted cash and deposits	768	768
Right-of-use assets - operating lease	14,993	15,828
Other long-term assets	1,139	471
Property and equipment, net	2,201	2,624
Total Assets	$348,129	$169,430
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,254	1,549
Short-term operating lease liability	3,292	3,243
Accrued expenses and other current liabilities	14,014	13,591
Total current liabilities	19,560	18,383
Long-term operating lease liability	13,302	14,134
Total Liabilities	32,862	32,517
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.00001 par value, 150,000,000 authorized at June 30, 2026 and December 31, 2025, and 103,480,053 and 63,587,777 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1	—
Additional paid-in capital	914,769	617,433
Treasury stock, at cost, 6,922,870 shares held at June 30, 2026 and no shares held at December 31, 2025	(39,093)	—
Accumulated deficit	(559,740)	(480,418)
Accumulated other comprehensive loss	(670)	(102)
Total Stockholders’ Equity	315,267	136,913
Total Liabilities and Stockholders’ Equity	$348,129	$169,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Expenses:
Research and development	$30,749	$22,882	$58,709	$46,225
General and administrative	17,320	5,731	24,226	11,423
Total operating expenses	48,069	28,613	82,935	57,648
Total operating loss	(48,069)	(28,613)	(82,935)	(57,648)
Other income (expense):
Interest income, including amortization and accretion income	2,307	1,678	3,497	3,271
Other income (expense)	154	(36)	155	(59)
Total other income	2,461	1,642	3,652	3,212
Loss before income taxes	(45,608)	(26,971)	(79,283)	(54,436)
Income tax provision, net	(29)	(48)	(39)	(66)
Net loss	$(45,637)	$(27,019)	$(79,322)	$(54,502)
Net loss per common share—basic and diluted	$(0.48)	$(0.47)	$(0.98)	$(1.01)
Weighted average common stock outstanding—basic and diluted	94,863,400	58,015,718	81,231,222	54,092,728
Comprehensive loss:
Net loss	$(45,637)	$(27,019)	$(79,322)	$(54,502)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(290)	(88)	(368)	(226)
Currency translation adjustment	(173)	8	(200)	(12)
Total other comprehensive loss	(463)	(80)	(568)	(238)
Total comprehensive loss	$(46,100)	$(27,099)	$(79,890)	$(54,740)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

			Additional				Accumulated	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, December 31, 2025	63,587,777	$—	$617,433	—	$—	$(480,418)	$(102)	$136,913
Stock-based compensation expense	—	—	3,824	—	—	—	—	3,824
Employee Stock Purchase Plan issuance	24,214	—	121	—	—	—	—	121
Stock option exercises	12,733	—	56	—	—	—	—	56
Common stock warrant exercises	25,000	—	123	—	—	—	—	123
Vesting of restricted stock	500,744	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	(78)	(78)
Currency translation adjustment	—	—	—	—	—	—	(27)	(27)
Net loss	—	—	—	—	—	(33,685)	—	(33,685)
Balance, March 31, 2026	64,150,468	$—	$621,557	—	$—	$(514,103)	$(207)	$107,247
Stock-based compensation expense	—	—	12,368	—	—	—	—	12,368
Stock option exercises	10,720	—	80	—	—	—	—	80
Vesting of restricted stock	142,085	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	(290)	(290)
Issuance of common stock through follow-on offering, net of issuance costs of $618	46,099,650	1	259,383	—	—	—	—	259,384
Issuance of pre-funded warrants through follow-on offering, net of issuance costs of $51	—	—	21,381	—	—	—	—	21,381
Repurchase of common stock, including transaction costs of $48	(6,922,870)	—	—	6,922,870	(39,093)	—	—	(39,093)
Currency translation adjustment	—	—	—	—	—	—	(173)	(173)
Net loss	—	—	—	—	—	(45,637)	—	(45,637)
Balance, June 30, 2026	103,480,053	1	914,769	6,922,870	(39,093)	(559,740)	(670)	315,267

			Additional				Accumulated	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance, December 31, 2024	49,998,279	$—	$525,934	—	$—	$(374,227)	$263	$151,970
Stock-based compensation expense	—	—	3,514	—	—	—	—	3,514
Employee Stock Purchase Plan issuance	15,263	—	96	—	—	—	—	96
Vesting of restricted stock	211,770	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	(137)	(137)
Currency translation adjustment	—	—	—	—	—	—	(21)	(21)
Other	—	—	27	—	—	—	—	27
Net loss	—	—	—	—	—	(27,483)	—	(27,483)
Balance, March 31, 2025	50,225,312	$—	$529,571	—	$—	$(401,710)	$105	$127,966
Stock-based compensation expense	—	—	3,833	—	—	—	—	3,833
Stock option exercises	1,424	—	2	—	—	—	—	2
Vesting of restricted stock	108,749	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	(88)	(88)
Issuance of common stock through follow-on offering, net of issuance costs of $384	11,735,565	—	46,517	—	—	—	—	46,517
Issuance of pre-funded warrants through follow-on offering, net of issuance costs of $117	—	—	14,156	—	—	—	—	14,156
Issuance of common stock warrants through follow-on offering, net of issuance costs of $76	—	—	9,254	—	—	—	—	9,254
Currency translation adjustment	—	—	—	—	—	—	8	8
Net loss	—	—	—	—	—	(27,019)	—	(27,019)
Balance, June 30, 2025	62,071,050	—	603,333	—	—	(428,729)	25	174,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(79,322)	$(54,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	534	577
Accretion income on marketable securities	(632)	(785)
Stock-based compensation expense	16,192	7,347
Other non-cash items	19	27
Non-cash lease expense	835	757
Changes in operating assets and liabilities:
Prepaid expenses and other assets	310	2,882
Other long-term assets	(668)	333
Accounts payable	698	(1,018)
Accrued expenses and other liabilities	423	910
Operating lease liabilities	(783)	(657)
Net cash used in operating activities	(62,394)	(44,129)
Cash flows from investing activities:
Purchases of property and equipment	(123)	(226)
Purchases of marketable securities	(256,014)	(9,984)
Maturities of marketable securities	85,000	60,000
Net cash provided by (used in) investing activities	(171,137)	49,790
Cash flows from financing activities:
Proceeds from exercise of stock options	136	2
Proceeds from exercise of common stock warrants	123	—
Proceeds from issuance of common stock from follow-on offering, net of issuance costs	259,384	46,517
Proceeds from issuance of pre-funded warrants from follow-on offering, net of issuance costs	21,381	14,156
Proceeds from issuance of common stock warrants from follow-on offering, net of issuance costs	—	9,254
Repurchase of common stock, including transaction costs	(39,093)	—
Proceeds from ESPP purchases	121	96
Net cash provided by financing activities	242,052	70,025
Net increase in cash, cash equivalents and restricted cash	8,521	75,686
Effect of exchange rate changes on cash and cash equivalents	(200)	(12)
Cash, cash equivalents and restricted cash at beginning of period	60,283	32,461
Cash, cash equivalents and restricted cash at end of period	$68,604	$108,135
Supplemental disclosure of cash flow information:
Purchases of property and equipment in accounts payable and accrued expenses and other liabilities	7	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	June 30,
	2026	2025
Cash and cash equivalents, end of period	$67,836	$107,367
Long-term restricted cash, end of period	768	768
Cash, cash equivalents and restricted cash at end of period	$68,604	$108,135

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Aura Biosciences, Inc., or the Company or Aura, is a clinical-stage biotechnology company developing precision therapies to treat solid tumors designed to preserve organ function. Within these unaudited condensed consolidated financial statements, unless the context otherwise requires, references to the Company or Aura refer to Aura Biosciences, Inc. and its subsidiaries on a consolidated basis. The Company’s proprietary platform is designed to enable the targeting of a broad range of solid tumors using Virus-Like Particles, or VLPs, that can be conjugated with drugs or loaded with nucleic acids to create Virus-Like Drug Conjugates, or VDCs. VDCs are a novel class of drugs with a dual mechanism of action that promote cancer cell death by both the delivery of the cytotoxic payload to generate acute necrosis and activation of a secondary immune mediated response. The Company’s initial focus is in ocular and urologic oncology, both areas of high unmet medical need where local targeted therapies may enable early intervention. The Company is evaluating the safety and efficacy of its lead candidate, bel-sar, as a potential vision-sparing therapy in its ongoing global Phase 3 CoMpass trial for the first-line treatment of adult patients with small choroidal melanoma and/or indeterminate lesions, or early choroidal melanoma. Bel-sar is also in clinical development in metastases to the choroid and is being explored for cancers of the ocular surface. The Company envisions the potential for development of bel-sar in additional therapeutic areas. Aura’s headquarters are located in Boston, Massachusetts.

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

Liquidity

Through June 30, 2026, the Company has funded its operations primarily with proceeds from the initial and additional closings of its convertible preferred stock financings, and through its initial public offering, or IPO, follow-on offerings and at-the-market offerings, or ATM.

On May 5, 2026, the Company issued and sold (i) 46,099,650 shares of common stock, which includes 6,508,650 shares sold upon the underwriters’ exercise in full of their option to purchase additional shares of common stock, and (ii) in lieu of common stock to certain investors, pre-funded warrants to purchase an aggregate of up to 3,800,000 shares of its common stock, or the 2026 Follow-On Offering. Each such share of common stock was sold at a price to the public of $6.00 per share and each such pre-funded warrant was offered and sold at a price to the public of $5.99999 per pre-funded warrant. The Company received approximately $280.8 million in net proceeds from the 2026 Follow-On Offering, after deducting underwriting discounts and commissions and offering expenses, of which approximately $39.0 million were used by the Company to repurchase 6,922,870 shares of common stock from Matrix Capital Management Master Fund, LP, or Matrix, at a price per share of $5.64, on May 7, 2026, or the Matrix Repurchase.

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

On March 27, 2024, the Company filed the 2024 Shelf, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. The Company did not issue any shares of common stock during the six months ended June 30, 2026 under the ATM, and issued 1,055,362 shares of common stock at a weighted average price of $6.36 for aggregate gross proceeds of $6.7 million during the year ended December 31, 2025 under the ATM.

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

As of the issuance date of these unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026, the Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these unaudited condensed consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are also unaudited. The unaudited condensed results of operations are not necessarily indicative of the operating results that may occur for the full fiscal year ending December 31, 2026. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission, or the SEC. Management believes that the disclosures provided here are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2025, in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2026. There have been no changes to the Company’s significant accounting policies except as noted below.

Treasury Stock

The Company records treasury stock at cost, including direct costs incurred to acquire the shares. Treasury stock is comprised of shares of common stock repurchased by the Company and not retired. Such shares are excluded from shares outstanding for purposes of computing net loss per share. Upon any subsequent reissuance, differences between cost and reissuance proceeds are recognized in additional paid-in capital or accumulated deficit, with no effect on the condensed consolidated statements of operations and comprehensive loss

Stock-Based Compensation

The Company recognizes stock-based compensation expense for all stock-based awards based on their grant date fair value.

The Company recognizes stock-based compensation expense over the requisite service period, which is generally the vesting period of the award. For awards that include performance-based vesting conditions, expense is recognized using the accelerated attribution method when the performance condition is deemed to be probable of being satisfied. The Company accounts for forfeitures as they occur. The Company determines the fair value of restricted stock unit awards in reference to the fair value of its common stock less any applicable purchase price.

The fair value of each service-based stock option grant is estimated on the date of grant using a Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option and the Company’s expected dividend yield.

The fair value of each performance-based restricted stock unit subject to a market-based vesting condition is estimated on the date of grant using a Monte Carlo simulation model, which utilizes certain subjective assumptions, including the expected stock price volatility, the risk-free interest rate for a period corresponding to the term of the award, and the Company’s expected dividend yield.

The Company determines the volatility for its stock-based awards granted based on an analysis of reported data for a group of guideline companies that have issued options with substantially similar terms. The expected volatility has been determined using a weighted average of the historical volatility measures of this group of guideline companies. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options granted to employees has been determined utilizing the “simplified” method, using the midpoint between the vesting date and the contractual term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

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

3. Fair Value of Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2026 and December 31, 2025 (in thousands):

Description	June 30, 2026	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$40,342	$40,342	$—	$—
U.S. Government agencies	$26,933	$26,933	$—	$—
Marketable securities:
U.S. Government agencies	256,004	—	256,004	—
Total financial assets	$323,279	$67,275	$256,004	$—

Description	December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$58,688	$58,688	$—	$—
Marketable securities:
U.S. Government agencies	84,726	—	84,726	—
Total financial assets	$143,414	$58,688	$84,726	$—

There were no transfers within the fair value hierarchy during the six months ended June 30, 2026.

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Assets under construction	$294	$228
IT equipment	451	451
Leasehold improvements	471	471
Lab equipment	8,558	8,526
	$9,774	$9,676
Less—accumulated depreciation	(7,573)	(7,052)
Property and equipment, net	$2,201	$2,624

Depreciation expense was $0.3 million for each of the three months ended June 30, 2026 and 2025. In addition, depreciation expense was $0.5 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid insurance	$651	$1,666
Prepaid research and development expenses	1,955	2,657
Interest receivable	1,763	515
Other	819	660
Prepaid expenses and other current assets	$5,188	$5,498

6. Marketable Securities

Marketable securities consisted of the following (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$256,282	$—	$(278)	$256,004
Total	$256,282	$—	$(278)	$256,004

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	84,638	88	—	$84,726
Total	$84,638	$88	$—	$84,726

As of June 30, 2026, the current credit ratings of the Company's investments are all within the guidelines of the investment policy of the Company, and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. The Company does not intend to sell the investments, and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of June 30, 2026, ten marketable securities with a contractual maturity of one year or less were in an unrealized loss position totaling $0.1 million. In addition, nine marketable securities with a contractual maturity between one and two years were in an unrealized loss position totaling $0.2 million.

As of June 30, 2025, one marketable security with contractual maturity of one year or less was in an unrealized loss position totaling $0.01 million, and all marketable securities held by the Company had remaining contractual maturities of one year or less.

There were no impairments of the Company’s marketable securities measured and carried at fair value during the six months ended June 30, 2026 and 2025.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued research and development expenses	$8,261	$7,006
Accrued compensation	4,602	6,005
Accrued professional fees	243	338
Other	908	242
Accrued expenses and other current liabilities	$14,014	$13,591

8. Stockholders' Equity

The Company had 150,000,000 authorized shares of common stock, par value $0.00001 per share, of which 103,480,053 and 63,587,777 shares were issued and outstanding at June 30, 2026 and December 31, 2025, respectively.

In addition, the Company had 10,000,000 authorized shares of preferred stock, par value $0.00001 per share, all of which shares of preferred stock are undesignated. No authorized shares of preferred stock were issued and outstanding at June 30, 2026 and December 31, 2025.

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock repurchased by the Company and not retired. The Company held 6,922,870 shares of treasury stock at a cost of $39.1 million at June 30, 2026 and held no shares of treasury stock at December 31, 2025.

Financings

On May 5, 2026, the Company issued and sold (i) 46,099,650 shares of common stock, which includes 6,508,650 shares sold upon the underwriters’ exercise in full of their option to purchase additional shares of common stock on May 4, 2026, and (ii) in lieu of common stock to certain investors, pre-funded warrants to purchase an aggregate of up to 3,800,000 shares of its common stock in the 2026 Follow-On Offering. Each such share of common stock was sold at a price to the public of $6.00 per share and each such pre-funded warrant was offered and sold at a price to the public of $5.99999 per pre-funded warrant. The Company received approximately $280.8 million in net proceeds from the 2026 Follow-On Offering, after deducting underwriting discounts and commissions and offering expenses, of which approximately $39.0 million were used by the Company to repurchase 6,922,870 shares of common stock from Matrix Capital Management Master Fund, LP, or Matrix, at a price per share of $5.64, on May 7, 2026, or the Matrix Repurchase.

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

On March 27, 2024, the Company filed the 2024 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. The Company did not issue any shares of common stock during the six months ended June 30, 2026 under the ATM, and issued 1,055,362 shares of common stock at a weighted average price of $6.36 for aggregate gross proceeds of $6.7 million during the year ended December 31, 2025 under the ATM.

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

2021 Stock Option and Incentive Plan

The 2021 Stock Option and Incentive Plan, or the 2021 Plan, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. The 2021 Plan permits the granting of several award types, including restricted stock units and both options to purchase common stock intended to qualify as incentive stock options under Section 422 of the United States Internal Revenue Code, or the Code, and options that do not so qualify. The number of shares initially reserved for issuance under the 2021 Plan was 3,352,166, which increased on January 1, 2022 and will continue to increase each January 1 thereafter, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. The maximum number of shares of common stock that may be issued in the form of incentive stock options shall not exceed the initial limit, cumulatively increased on January 1, 2022 and on each January 1 thereafter by the lesser of the annual increase for such year or 3,352,166 shares of common stock. On January 1, 2026, the shares reserved for issuance was increased to 14,328,694 shares. With the transfer of shares to the 2021 Plan in connection with the termination or expiration of awards under the 2018 Plan, together with shares otherwise available under the 2021 Plan, there were 4,493,172 shares available for grant under the 2021 Plan at June 30, 2026.

Inducement Award Plan

The Inducement Award Plan, or the Plan, was adopted by the Board on April 29, 2026, and became effective on May 19, 2026. The Plan covers the award of an option to purchase shares of common stock of the Company and restricted stock unit awards, in each case, issued outside of the 2021 Plan. The shares covered by the Plan do not reduce the share reserve under the 2021 Plan. However, the terms and conditions of the 2021 Plan (other than those applicable to the share reserve) govern and apply to the Plan. The Plan is between the Company and Natalie Holles, CEO, and includes (i) an option to purchase 2,169,103 shares of common stock, (ii) a restricted stock unit award relating to 600,118 shares of common stock and (iii) a performance-based restricted stock unit award relating to 553,844 shares of common stock. As of June 30, 2026, 3,323,065 shares had been granted under the Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan, or the ESPP, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. A total of 335,217 shares of common stock were initially reserved for issuance under this plan, which increased on January 1, 2022 and will continue to increase each January 1 thereafter through January 1, 2031, by the least of (i) 335,217 shares of common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the ESPP. On January 1, 2026, the shares reserved for issuance were increased to 1,900,688 shares. The purchase price of the shares under the ESPP is at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of June 30, 2026, 1,876,474 shares were available to be issued under the ESPP. The Company recognized $0.04 million and $0.01 million in stock-based compensation expense related to the ESPP for the three months ended June 30, 2026 and 2025, respectively. The Company recognized $0.07 million and $0.03 million of stock-based compensation expense related to the ESPP for the six months ended June 30, 2026 and 2025, respectively.

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

The following table summarizes stock option activity under the 2018 Plan, 2021 Plan, and Inducement Award Plan for the six months ended June 30, 2026:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	6,467,582	$7.93	6.96	$1,503
Granted	3,967,456	6.83
Exercised	(23,453)	5.83
Cancelled/Forfeited	(314,402)	8.84
Outstanding at June 30, 2026	10,097,183	$7.47	6.82	$6,511
Exercisable at June 30, 2026	4,466,179	$7.97	4.54	$4,512

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2026 and 2025 was $5.37 and $5.57 per share, respectively. The fair value of options vested during the six months ended June 30, 2026 and 2025 was $4.3 million and $4.6 million, respectively. The total intrinsic value of options exercised was $0.02 million and $0.01 million for the six months ended June 30, 2026 and 2025, respectively.

The fair value of the stock options granted for the three and six months ended June 30, 2026 and 2025 was measured with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk-free interest rate	4.40%	4.09%	4.12%	4.31%
Expected term (years)	6.05	6.00	6.06	6.04
Expected volatility of the underlying stock	91.04%	90.80%	95.74%	90.87%
Expected dividend rate	—%	—%	—%	—%

Restricted Stock Units

The Company has granted restricted stock units with service-based, market-based, and performance-based vesting conditions. Unvested restricted stock units may not be sold or transferred by the holder.

The fair value of the performance-based restricted stock units with a market-based vesting condition granted under the Plan for the three and six months ended June 30, 2026 and 2025 was measured with the following weighted-average assumptions using a lattice model with a Monte Carlo simulation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk-free interest rate	4.39%	—%	4.39%	—%
Expected term (years)	3.90	—	3.90	—
Expected volatility of the underlying stock	91.30%	—%	91.30%	—%
Expected dividend rate	—%	—%	—%	—%

A summary of the restricted stock units activity during the six months ended June 30, 2026 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	2,690,777	$7.74
Granted	2,371,770	6.62
Vested/Released	(642,829)	7.74
Forfeited	(168,286)	8.13
Unvested at June 30, 2026	4,251,432	$7.10

For the six months ended June 30, 2026, 642,829 restricted stock units vested with a fair value of $5.0 million.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$2,083	$2,069	$4,273	$3,984
General and administrative	10,285	1,764	11,919	3,363
Total	$12,368	$3,833	$16,192	$7,347

As of June 30, 2026, there was $26.2 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.95 years.

As of June 30, 2026, there was $23.8 million of unrecognized stock-based compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.58 years.

10. Warrants

In May 2026, in connection with the 2026 Follow-On Offering, the Company issued pre-funded warrants to purchase an aggregate of up to 3,800,000 shares of its common stock. Each such pre-funded warrant was offered and sold at a price to the public of $5.99999 per pre-funded warrant. Additionally, in May 2025, in connection with the 2025 Follow-On Offering, the Company issued pre-funded warrants to purchase up to 3,571,435 shares of common stock and warrants to purchase an aggregate of 3,826,750 shares of common stock. Each pre-funded warrant has an initial exercise price per share of $0.00001, subject to certain adjustments. The pre-funded warrants are exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full. Each common stock warrant has an initial exercise price per share of $4.90, subject to certain adjustments. The common stock warrants are immediately exercisable from the date of issuance until expiration five years after the date of issuance. Pursuant to ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the pre-funded warrants and common stock warrants were classified within permanent equity. As of June 30, 2026, 7,371,435 pre-funded warrants and 3,801,750 common stock warrants remained outstanding.

In February 2015 and May 2015, the Company issued warrants to purchase 1,650,098 and 887,536 shares of Series B convertible preferred stock, respectively, at an exercise price of $1.24235 per share, or the Series B Warrants. Each Series B Warrant was immediately exercisable and expired ten years from the original date of issuance. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the Series B Warrants were classified as a liability and were re-measured to fair value at each balance sheet date. A total of 173,827 of the Series B Warrants were outstanding and were converted into warrants to purchase 12,686 shares of common stock with an exercise price of $17.03 upon the completion of the IPO in November 2021. As a result, the 12,686 common stock warrants were converted into equity instruments. All of these common stock warrants expired in 2025.

The following is a summary of the warrants activity for the six months ended June 30, 2026:

	Number of Warrants
	Equity classified	Total
Outstanding as of December 31, 2025	7,398,185	7,398,185
Issued	3,800,000	3,800,000
Exercised	(25,000)	(25,000)
Outstanding as of June 30, 2026	11,173,185	11,173,185

11. Compensation

In January 2012, the Company adopted the Aura Biosciences 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 100% of the first 6% of employee contributions. The Company made matching contributions of $0.4 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively. Additionally, the Company made matching contributions of $0.7 million for each of the six months ended June 30, 2026 and 2025.

12. Commitments and Contingencies

Lease Commitments

The Company has historically entered into lease arrangements for its facilities. The Company has one operating lease for its office and laboratory facility with required future minimum payments as of June 30, 2026.

On May 16, 2022, the Company entered into an office and laboratory lease in Boston, Massachusetts with an initial 10-year term and one renewal option to extend the lease for an additional seven years which has not been deemed probable of being exercised by the Company as of June 30, 2026. The lease commenced on August 1, 2022, and estimated payments due under the initial term are approximately $35.2 million. The lease requires a letter of credit totaling $0.8 million which is classified as long-term restricted cash and deposits on the unaudited condensed consolidated balance sheets.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s leases for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease Costs
Operating lease costs	$867	$867	$1,733	$1,733
Variable lease costs	745	304	1,282	573
Total lease costs	$1,612	$1,171	$3,015	$2,306

Cash paid for amounts included in the measurement of lease liabilities—operating leases	$1,682	$1,633
Weighted-average remaining lease term—operating leases (years)	6.09	7.09
Weighted-average discount rate—operating leases	10.71%	10.71%

The following table reconciles the future minimum commitments to the Company’s operating lease liabilities at June 30, 2026 (in thousands):

Operating lease payments as of June 30, 2026
2026	$1,724
2027	3,507
2028	3,611
2029	3,715
2030	3,827
Thereafter	6,281
Total lease payments	22,665
Less: interest	(6,071)
Total lease liabilities at June 30, 2026	16,594
Less: current portion of lease liabilities	3,292
Lease liabilities, net of current portion	$13,302

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

The Company recognized no expenses related to this agreement and related amendments for the six months ended June 30, 2026 and 2025, respectively.

2014 Non-Exclusive Agreement

In December 2014, the Company entered into a Non-Exclusive License Agreement, or the 2014 Non-Exclusive Agreement, with LI-COR for the supply of IRDye 700DX to the Company for the treatment and diagnosis of non-ocular solid tumor cancers in humans. Under the 2014 Non-Exclusive Agreement, the Company paid a license issue fee of $0.03 million on the effective date. The Company must also pay Rakuten a non-refundable, non-creditable fee of $0.03 million per each licensed product upon pre-IND designation, as defined of such licensed product, aggregate milestone payments of up to $0.3 million upon certain regulatory and development milestones; and during the term, the Company must pay Rakuten a low-single digit percentage royalty on net sales. Rakuten receives 10% of all sublicensee income within 30 days of the Company’s receipt from the sublicensee. The 2014 Non-Exclusive Agreement also required the Company to make certain payments upon the achievement of specified development and commercial milestones of up to $0.4 million in aggregate. During the six months ended June 30, 2026 and 2025, the Company recognized no expenses related to milestones associated with this agreement.

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

In January 2022, the Company entered into the First Amendment to the non-exclusive, perpetual license agreement with Life Technologies for use of the license in an additional indication. The cost of this amendment was a one-time fee of $0.05 million. During the six months ended June 30, 2026 and 2025, the Company recognized no milestones related to this agreement.

Effective in September 2022, the Company entered into a new non-exclusive, perpetual license agreement with Life Technologies for licensed products. Under this agreement, the Company is required to pay an initial license fee of $0.4 million for the first licensed product and $0.5 million for each additional licensed product. In addition, the agreement allows the Company the right to sublicense which would lead to a $0.2 million payment for each sublicense per licensed product and a $0.03 million payment for use of the cell line document package. In the event of a change of control, there will be a change of control fee of $0.5 million. During the six months ended June 30, 2026 and 2025, the Company recognized no expenses related to this agreement.

National Institute of Health (NIH)-Collaboration Research and Development Agreement

In July 2011, the Company entered into a Collaboration Research and Development Agreement, or CRADA, with Dr. John Schiller at the NIH, for a period of two years with the rights to an exclusive license to all technology generated within the collaboration. Under this agreement, the Company is required to make annual payments of $0.03 million to fund the research activities, the first payment of which was paid within 30 days of the effective date. Subsequent payments are due within 30 days of the anniversary of the effective date. This agreement was previously amended in 2012, 2013, 2014, 2015, 2016, 2018, 2020, and 2022. During the six months ended June 30, 2026 and 2025, the Company paid no research collaboration fees related to this agreement.

A ninth amendment was effective in September 2024, requiring payment of $0.06 million within 30 days of November 30, 2024, and payment of another $0.05 million within 30 days of September 30, 2025. This ninth amendment extended the term of the CRADA to September 30, 2026. During the six months ended June 30, 2026 and 2025, the Company did not recognize any expenses related to this agreement.

National Institute of Health (NIH)-Exclusive Patent License Agreement

In September 2013, the Company entered into an exclusive patent license agreement, or the NIH Exclusive License Agreement, with the NIH, that required the Company to pay a license issue royalty of $0.1 million and reimburse the NIH for any patent expenses incurred. Under the agreement, the Company is required to make low single-digit percentage royalty payments based on specified levels of annual net sales of licensed products subject to certain specified reductions. The Company is required to make development and regulatory milestone payments of up to $0.7 million in aggregate and sales milestone payments up to $0.6 million in the aggregate. The Company is also required to pay the NIH a mid-single to low teen-digit percentage of any sublicensing revenue the Company receives. Additionally, the Company’s payment obligations to the NIH are subject to an annual minimum royalty payment of low five figures. The Company did not recognize any patent licensing fees for the six months ended June 30, 2026 and 2025.

In 2015, 2018 and 2019, the Company amended its exclusive patent license to include updates on the status of the commercial development and update/expand the list of licensed patents and patent applications. Each of those amendments required a $0.03 million payment that the Company paid.

Inserm-Transfert License Agreement

In November 2009, the Company entered into an exclusive, royalty-bearing patent license agreement with Inserm-Transfert of France. The agreement expires on a country-by-country basis based on the last to expire of any patent encompassed within the scope of the patent rights or 10 years from the date of the first commercial sales by the Company, whichever is later. The IND filing milestone of €0.01 million was accrued in 2016 and paid in 2017 by the Company. The milestones for the successful Phase I, II and III clinical trials are based on receiving a final report and achieving the primary endpoints defined in that trial; the Phase I and Phase II milestones have been achieved as of June 30, 2026. Upon the sublicense by the Company of a product for which royalties are payable under the agreement, low- to mid-single-digit royalty payments would be due by the Company. The non-milestone payments in this agreement are subject to an anti-stacking clause. The Company did not incur any expenses related to milestones in the six months ended June 30, 2026 and 2025.

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

The Company recognized $1.0 million in expenses related to the Clearside License Agreement for the six months ended June 30, 2026. The Company did not incur any expenses related to the Clearside License Agreement for the six months ended June 30, 2025.

13. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. The Company has included the pre-funded warrants to purchase 3,571,435 and 3,800,000 shares of common stock issued at an exercise price of $0.00001 in connection with the 2025 and 2026 Follow-On Offerings, respectively, in its computation of basic net loss per share. Diluted net loss per share is the same as basic net loss per share for the periods presented since the effects of potentially dilutive securities are antidilutive given the net loss of the Company.

The Company has calculated basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025 as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(45,637)	$(27,019)	$(79,322)	$(54,502)
Denominator:
Weighted-average common stock outstanding—basic and diluted	94,863,400	58,015,718	81,231,222	54,092,728
Net loss per common share—basic and diluted	$(0.48)	$(0.47)	$(0.98)	$(1.01)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been antidilutive:

	Six Months Ended June 30,
	2026	2025
Stock options to purchase common stock	10,097,183	6,860,747
Restricted stock units that vest into common stock	4,251,432	2,824,239
Warrants to purchase common stock	11,173,185	3,826,750
Total potential dilutive shares	25,521,800	13,511,736

14. Income Taxes

For the six months ended June 30, 2026 and 2025, the Company recorded an income tax provision of $0.04 million and $0.07 million, respectively, resulting in an effective tax rate of 0.1% in each period. The income tax provision for the six months ended June 30, 2026 is attributable to state and foreign income taxes. The difference in the statutory rate and the effective tax rate is primarily the result of the valuation allowance recorded on all deferred tax assets.

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

As of June 30, 2026, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Clinical, Preclinical, and R&D Operations (1)	$(18,314)	$(16,811)	$(37,680)	$(33,197)
Chemistry, Manufacturing, and Controls (1)	(12,435)	(6,071)	(21,030)	(13,028)
General and Administrative (1)	(17,320)	(5,731)	(24,226)	(11,423)
Other Segment Items (2)	2,432	1,594	3,614	3,146
Net loss	$(45,637)	$(27,019)	$(79,322)	$(54,502)

(1) Includes depreciation expense directly allocated to respective activities.

(2) Other segment items primarily include interest and accretion income, realized gains and losses, and income taxes.

16. Subsequent Events

Subsequent events have been evaluated through the date of filing of the unaudited condensed consolidated financial statements. The Company has identified the following subsequent events:

Restructuring Plan

In August 2026, the Company, with the approval of the Board of Directors and executive management, developed an enterprise-wide restructuring plan intended to streamline its operating plan and organizational structure to align resources behind its ocular oncology portfolio. In connection with this restructuring plan, the Company estimates to incur restructuring charges of approximately $2.9 million to $3.2 million, comprised of employee termination benefits which include severance, continuation of health care benefits, and outplacement services as well as incremental stock-based compensation expense resulting from the acceleration of vesting of certain stock-based awards. The restructuring plan is expected to be substantially complete by the end of the third quarter of 2026.

Charter Amendment

On August 5, 2026, the Company held a Special Meeting of Stockholders, or the Special Meeting, to (i) approve an amendment to the Company’s Tenth Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 500,000,000, or the Charter Amendment, and (ii) to approve an amendment to the evergreen provision in the 2021 Plan to provide that any of the Company’s outstanding pre-funded warrants will be added to the total number of shares of common stock that are issued and outstanding as of each December 31 for purposes of the evergreen formula used in calculating the annual increase in the shares available to grant under the 2021 Plan. Stockholders approved both proposals and the Company filed the Charter Amendment on August 5, 2026.

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

Overview

We are a clinical-stage biotechnology company developing precision therapies to treat solid tumors designed to preserve organ function. Our lead candidate bel-sar is in late-stage clinical development for the treatment of patients with early choroidal melanoma (defined as small choroidal melanoma and/or indeterminate lesions) and is also in clinical development for other ocular oncology indications.

There is significant unmet need for novel treatments for patients with choroidal melanoma, given the limitations of the current standard of care, or SoC, and patient reluctance to undergo radiotherapy in the form of either plaque brachytherapy or proton beam therapy, both highly-invasive therapies that result in significant vision loss, and potential legal blindness in the treated eye. Enucleation, or surgical removal of the affected eye, is another treatment option for patients with choroidal melanoma, in which patients lose all vision without the possibility of vision restoration. We are evaluating the safety and efficacy of bel-sar as a potential vision-sparing therapy in our ongoing global Phase 3 CoMpass trial for the first-line treatment of adult patients with early choroidal melanoma. Moreover, we intend to assess the safety and efficacy of bel-sar in treating a range of other solid tumors, beginning with metastases to the choroid where bel-sar is in clinical development as well as cancers of the ocular surface. We believe bel-sar, if approved, has the potential to change the current treatment paradigm for patients with ocular cancers and other solid tumors.

Bel-sar has shown promising clinical benefit and has been generally well-tolerated in clinical trials to date. In a Phase 2 study (ClinicalTrials.gov ID: NCT04417530) evaluating suprachoroidal, or SC, administration of bel-sar for the first-line treatment of early choroidal melanoma, patients were closely monitored over a twelve-month follow-up period to assess tumor control, visual acuity preservation, and tumor growth rate. A total of 22 patients were enrolled in the study. Bel-sar achieved an 80% tumor control rate (n=8/10) among Phase 3-eligible patients who received the therapeutic regimen, with complete cessation of growth following treatment among responders (post-treatment average growth rate of 0.011 mm/yr among responders compared to 0.351 mm/yr prior to study entry; p<0.0001). Visual acuity preservation was achieved in 90% of these ten patients. Importantly, 80% of these ten patients were at high risk for vision loss with tumors close to the fovea or optic disc, highlighting the potential for vision preservation with this novel class of drugs. The safety profile of bel-sar was favorable in all participants regardless of dose. We believe the Phase 2 results are a significant achievement considering the typically poor prognosis associated with choroidal melanoma, a rare and life-threatening ocular cancer, where there are no approved vision-preserving therapies to date.

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

NMIBC Program Update

In August 2026, we announced interim data from the ongoing Phase 1b/2 dose-escalation study of bel-sar in non-muscle invasive bladder cancer (NMIBC), which demonstrated an encouraging early clinical profile. Among intermediate-risk patients treated with bel-sar alone (n=8) or with TURBT (n=8), 81% of patients achieved an objective response at 3 months, including 69% with a complete response at that timepoint. Responses have shown strong early durability: among evaluable patients who have reached the 9- (n=4) or 12-months (n=3) timepoints, 100% of evaluable patients remain disease-free at time of assessment. Three-month data collection is ongoing in the high-risk cohorts.

Bel-sar demonstrated a favorable safety profile, with all treatment-related adverse events limited to Grade 1 events, no dose-limiting toxicities, and no treatment-related serious adverse events. We believe these data provide encouraging early clinical proof-of-concept for intratumoral delivery of bel-sar and support the potential utility of this route of administration for ocular cancers.

While these early data are encouraging, as part of our strategic refocus on ocular oncology, we are minimizing resource allocation toward the NMIBC program on a going forward basis. We remain committed to the care of patients and intends to complete data collection through the protocol-defined 12-month follow-up period to preserve optionality for value creation in the context of future potential strategic discussions.

Organizational and Leadership Updates

In August 2026, our Board of Directors approved a plan to streamline our operating plan and organizational structure to focus resources in ocular oncology, including a reduction in force of approximately 20% of our workforce.

In August 2026, we also announced the appointments of Susan Abu-Absi as Chief Operating Officer, Erica Kratz as Chief Regulatory and Quality Officer, and Julie Person as Chief People Officer.

Financing History

We were incorporated as a Delaware corporation in 2009 and our headquarters are located in Boston, Massachusetts. Since our inception, we have focused our efforts on identifying and developing potential product candidates, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, conducting discovery, research and development activities and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue to date. We have funded our operations primarily through the sale of convertible preferred stock, common stock, and warrants. From inception through June 30, 2026, we have raised an aggregate of approximately $797.9 million of gross proceeds primarily from private placements of our equity and convertible preferred stock as well as through the issuance of our common stock.

On May 5, 2026, we issued and sold (i) 46,099,650 shares of common stock, which includes 6,508,650 shares sold upon the underwriters’ exercise in full of their option to purchase additional shares of common stock on May 4, 2026, at a price to the public of $6.00 per share, and (ii) in lieu of common stock to certain investors, pre-funded warrants to purchase an aggregate of up to 3,800,000 shares of common stock at a price to the public of $5.99999 per pre-funded warrant, or the 2026 Follow-On Offering. We received approximately $280.8 million in net proceeds from the 2026 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses, of which approximately $39.0 million were used to repurchase 6,922,870 shares from Matrix Capital Management Master Fund, LP, or Matrix, at a price per share of $5.64, on May 7, 2026, or the Matrix Repurchase.

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

On November 1, 2022, we filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the Securities and Exchange Commission, or the SEC, in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our common stock from time to time in “at-the-market” offerings, or the ATM, under the 2022 Shelf and subject to the limitations thereof.

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

In connection with the 2026 Follow-On Offering, we filed a related registration statement to the 2024 Shelf pursuant to Rule 462(b), which was filed with the SEC and effective on May 4, 2026. We did not issue any shares of common stock during the six months ended June 30, 2026 under the ATM, and issued 1,055,362 shares of common stock at a weighted average price of $6.36 for aggregate gross proceeds of $6.7 million during the year ended December 31, 2025 under the ATM. In connection with the 2026 Follow-On Offering, on May 4, 2026, we delivered written notice to Jefferies that we were suspending and terminating the prospectus related to the shares issuable in the ATM pursuant to the terms of the Sales Agreement.

We have incurred significant operating losses in every year since our inception in 2009 and have not generated any revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $79.3 million and $54.5 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $559.7 million. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of June 30, 2026, we had cash and cash equivalents and marketable securities of $323.8 million. We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operations into the first half of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” below.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$30,749	$22,882	$7,867
General and administrative	17,320	5,731	11,589
Total operating expenses	48,069	28,613	19,456
Loss from operations	(48,069)	(28,613)	(19,456)
Other income (expense):
Interest income, including amortization and accretion income	2,307	1,678	629
Other income (expense)	154	(36)	190
Total other income	2,461	1,642	819
Loss before income taxes	(45,608)	(26,971)	(18,637)
Income tax provision, net	(29)	(48)	19
Net loss	$(45,637)	$(27,019)	$(18,618)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Preclinical	$226	$441	$(215)
Clinical trials	10,220	8,700	1,520
Manufacturing development	9,536	3,681	5,855
Personnel/overhead expenses	10,767	10,060	707
Total research and development expenses	$30,749	$22,882	$7,867

Research and development expenses increased to $30.7 million for the three months ended June 30, 2026 from $22.9 million for the three months ended June 30, 2025, primarily due to ongoing clinical and CRO costs associated with the progression of our global Phase 3 trial of bel-sar in early choroidal melanoma and manufacturing and development costs for bel-sar.

General and Administrative Expenses

General and administrative expenses increased to $17.3 million for the three months ended June 30, 2026 from $5.7 million for the three months ended June 30, 2025, primarily driven by increased stock-based compensation expense resulting from equity award modifications in connection with executive leadership transitions, as well as higher professional fees.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$58,709	$46,225	$12,484
General and administrative	$24,226	$11,423	12,803
Total operating expenses	82,935	57,648	25,287
Loss from operations	(82,935)	(57,648)	(25,287)
Other income (expense):
Interest income, including amortization and accretion income	3,497	3,271	226
Other income (expense)	155	(59)	214
Total other income	3,652	3,212	440
Loss before income taxes	(79,283)	(54,436)	(24,847)
Income tax provision, net	(39)	(66)	27
Net loss	$(79,322)	$(54,502)	$(24,820)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Preclinical	$460	$684	$(224)
Clinical trials	21,228	16,703	4,525
Manufacturing development	15,215	8,115	7,100
Personnel/overhead expenses	21,806	20,723	1,083
Total research and development expenses	$58,709	$46,225	$12,484

Research and development expenses increased to $58.7 million for the six months ended June 30, 2026 from $46.2 million for the six months ended June 30, 2025, primarily due to ongoing clinical and CRO costs associated with the progression of our global Phase 3 trial of bel-sar in early choroidal melanoma and manufacturing and development costs for bel-sar.

General and Administrative Expenses

General and administrative expenses increased to $24.2 million for the six months ended June 30, 2026 from $11.4 million for the six months ended June 30, 2025, primarily driven by increased stock-based compensation expense resulting from equity award modifications in connection with executive leadership transitions, as well as higher professional fees.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of convertible preferred stock, warrants and common stock. Through June 30, 2026, we have raised an aggregate of approximately $797.9 million of gross proceeds primarily from private placements of our equity and convertible preferred stock and warrants, as well as through the issuance of our common stock.

On May 5, 2026, we issued and sold (i) 46,099,650 shares of common stock, which includes 6,508,650 shares sold upon the underwriters’ exercise in full of their option to purchase additional shares of common stock on May 4, 2026, and (ii) in lieu of common stock to certain investors, pre-funded warrants to purchase an aggregate of up to 3,800,000 shares of our common stock. Each such share of common stock was sold at a price to the public of $6.00 per share and each such pre-funded warrant was offered and sold at a price to the public of $5.99999 per pre-funded warrant for aggregate gross proceeds of $299.4 million in the 2026 Follow-On Offering. We received approximately $280.8 million in net proceeds from the 2026 Follow-On Offering, after deducting underwriting discounts and commissions and offering expenses, of which approximately $39.0 million were used to effectuate the Matrix Repurchase.

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

On March 27, 2024, we filed the 2024 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the Sales Agreement. We did not issue any shares of common stock during the six months ended June 30, 2026 under the ATM, and issued 1,055,362 shares of common stock at a weighted average price of $6.36 for aggregate gross proceeds of $6.7 million during the year ended December 31, 2025 under the ATM.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(62,394)	$(44,129)
Net cash provided by (used in) investing activities	(171,137)	49,790
Net cash provided by financing activities	242,052	70,025
Net increase in cash, cash equivalents, and restricted cash	$8,521	$75,686

Operating Activities

During the six months ended June 30, 2026, net cash used in operating activities was $62.4 million primarily due to our net loss of $79.3 million, partially offset by stock-based compensation expense.

During the six months ended June 30, 2025, net cash used in operating activities was $44.1 million, primarily due to our net loss of $54.5 million and a decrease in accounts payable related to timing of vendor invoicing and payments, partially offset by stock-based compensation expense.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2026 was $171.1 million primarily due to purchases of marketable securities partially offset by maturities of marketable securities.

Net cash provided by investing activities during the six months ended June 30, 2025 was $49.8 million primarily due to maturities of marketable securities partially offset by purchases of marketable securities and property and equipment.

Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $242.1 million primarily from proceeds related to the issuance of common stock and pre-funded warrants in the 2026 Follow-On Offering, partially offset by the repurchase of common stock in the Matrix Repurchase.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. As of June 30, 2026, we had cash and cash equivalents and marketable securities of $323.8 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities are sufficient to fund our operations into the first half of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Material Cash Requirements

The following table summarizes our contractual obligations and commitments as of June 30, 2026.

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	$22,665	$3,456	7,221	7,654	4,334
Total	$22,665	$3,456	$7,221	$7,654	$4,334

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2026, there were no material changes to our critical accounting policies from those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

Recent Accounting Pronouncements

We assessed the recent accounting pronouncements for the six months ended June 30, 2026 and determined no pronouncements have material impact to the unaudited condensed consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial and Business Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial and Business Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial and Business Officer, to allow timely decisions regarding any required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2026, we do not believe we are party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Our net losses were $79.3 million and $54.5 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $559.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly as we continue clinical development for bel-sar and continue to discover and develop additional product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We incur costs, and will incur additional costs, associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. To date, we have not generated any revenue from any product sales. Our ability to become profitable depends upon our ability to generate revenue. We have no products approved for commercial sale and, therefore, have never generated any revenue from product sales, and we do not expect to in the foreseeable future. Further, we do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:

▪
initiating and completing research regarding, and preclinical and clinical development of, bel-sar in early choroidal melanoma and additional oncology indications, including metastases to the choroid as well as any other research programs from our VDC technology platform and any future product candidates;
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

Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities are sufficient to fund our operations into the first half of 2029. Advancing the development of bel-sar and other research programs will require a significant amount of capital. Our existing cash and cash equivalents and marketable securities may not be sufficient to fund bel-sar through regulatory approvals, and we anticipate needing to raise additional capital to complete the development and commercialization of bel-sar. Our estimate as to how long we expect our existing cash and cash equivalents and marketable securities to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We rely on our team’s expertise in drug discovery, translational research and patient-driven precision medicine to develop our product candidates. Our business depends significantly on the success of this engine and the development and commercialization of the product candidates that we discover with this engine. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales in the near term, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

▪
successful and timely completion of preclinical and clinical development of bel-sar in small choroidal melanoma and indeterminate lesions and additional oncology indications, including but not limited to metastases to the choroid, other research programs from our VDC technology platform, and any other future programs;
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

We have completed enrollment in our pivotal Phase 3 clinical trial, but we do not expect topline data until the second half of 2027, and we have not yet completed such trial nor commercialized any pharmaceutical products, which may make it difficult to evaluate our future prospects.

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA, the EMA, or other regulatory agencies to market bel-sar or any future product candidate. Carrying out later-stage clinical trials is a complicated process. Our operations to date have been limited to financing and staffing our company, developing our technology and conducting preclinical research and Phase 1 and Phase 2 clinical trials for our product candidates, primarily related to our bel-sar program in small choroidal melanoma and indeterminate lesions. Although we have completed enrollment of our ongoing global Phase 3 trial in small choroidal melanomas and indeterminate lesions, we have not yet demonstrated an ability to successfully complete pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In order to complete later stage or pivotal trials, we are expanding our clinical operations, CMC and regulatory capabilities, and we may be unable to recruit and train qualified personnel or sign a contract with a global clinical research organization to conduct such trials on our behalf. Consequently, we may be unable to successfully and efficiently design, execute and complete necessary clinical trials in a way that leads to approval of bel-sar or future product candidates. Although we have completed enrollment in this trial, we do not expect topline data until the second half of 2027, and the final results, once unblinded and analyzed, may be negative, inconclusive or otherwise insufficient to support marketing approval. We also incurred greater costs than we originally anticipated in completing enrollment, and we may not succeed in obtaining global regulatory approvals of product candidates that we develop. Furthermore, we may conduct a pivotal trial based on an adaptive design, which could increase the time spent on or costs associated with this trial. We have transferred our manufacturing process to our external CDMO manufacturer, but transfers to additional CDMOs may occur in the future. Further, some modifications to our manufacturing process or a manufacturing facility change may be needed, including to ensure manufacturability and ability to scale-up the process to commercial batch sizes and to meet worldwide regulatory standards for commercial manufacture. We intend to perform an analytical comparability assessment between the current clinical process and the intended commercial process, however, if this analytical process comparability assessment is unsuccessful, clinical comparability or other studies may be required, which may result in delayed regulatory approval. We do not anticipate a change in our ocular formulation. However, failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical-stage biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

We are currently conducting a Phase 3 clinical trial and have, or anticipate to have, sites in the United States as well as in some or all of the following countries, among others: the UK, Canada, Australia, Austria, Italy, Israel, Germany, France, Spain, Belgium, New Zealand, the Netherlands, and the Czech Republic. We also may in the future choose to conduct one or more additional clinical trials outside the United States, including in Europe. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and the U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practices, or GCP, regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction. Additionally, recent policy proposals in the United States, if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly.

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

The incidence and prevalence for target patient populations of bel-sar and any future product candidates has not been established with precision. Bel-sar is a VDC product candidate being developed for the first line treatment of early choroidal melanoma. Our projections of both the number of people who have choroidal melanoma, as well as additional ocular oncology indications, are based on our estimates.

The total addressable market opportunity will ultimately depend upon, among other things, the patient criteria included in the final label, the indications for which bel-sar is approved for sale, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients with choroidal melanoma, metastases to the choroid, and other indications for which bel-sar may be approved as treatment may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Bel-sar is our only product candidate and therefore our business is dependent on the market opportunity for our product.

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

Moreover, in August 2026, we approved a plan to streamline our operating plan and organizational structure to focus resources in ocular oncology, including a reduction in force of approximately 20% of our workforce. These reductions in our workforce may also make retention of our current personnel both more important and more challenging. These workforce reductions resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise, and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel.

Further, we recently underwent a leadership transition, which may be viewed negatively by employees, investors and/or our strategic partners. Moreover, any attrition associated with this transition could significantly delay or prevent the achievement of product development and commercialization, and other business objectives, and adversely impact our stock price.

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

Moreover, a growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU began implementing the Artificial Intelligence Act, or the AI Act, on August 1, 2024, with significant parts of the law scheduled have come into effect. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on judicial interpretations and forthcoming legislative amendments, and non-compliance can lead to significant fines.

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

Based on the beneficial ownership of our common stock as of June 30, 2026, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 33.9% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of June 30, 2026, we have 103,480,053 shares of common stock outstanding. Significant portions of these shares are held by a small number of stockholders, including persons who were our stockholders prior to our IPO. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, certain shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered or intend to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, our directors, executive officers and certain affiliates may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Our business, financial condition, results of operations or prospects could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape. Changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the United States, particularly from China, Canada, and Mexico. Additionally, on April 2, 2025, the United States imposed substantial tariffs on most countries throughout the world. Such tariffs were struck down in February 2026 by a U.S. Supreme Court ruling and new global tariffs were subsequently imposed. Although these new tariffs may be temporary and may be subject to legal challenge, the Trump administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by countries with which the United States trades. Historically, tariffs have led to increased political tensions, between not only the United States and China, but also between the United States and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Insider Trading Arrangements

None of our directors or officers, as defined in Rule 16a-1(f) under the Securities Act, adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) of Regulation S-K, during the quarter ended June 30, 2026.

Item 6. Exhibits.

Exhibit Number	Description
3.1*

Tenth Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect, as amended by the Certificate of Amendment, dated June 20, 2024, and the Certificate of Amendment, dated August 5, 2026.

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

4.2	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40971) filed on May 5, 2026).
10.1*†^	Employment Offer Letter, dated as of April 29, 2026, by and between Natalie Holles and the Registrant.
10.2*^	Amended and Restated Consulting Agreement, dated as of April 29, 2026, by and between Elisabet de los Pinos and the Registrant.
10.3*^	Separation Agreement, dated as of April 29, 2026, by and between Elisabet de los Pinos and the Registrant.
10.4*^	Amendment No.1 to the 2021 Stock Option and Incentive Plan.
10.5†*	Stock Purchase Agreement, dated as of April 30, 2026, by and between the Registrant and Matrix Capital Management Master Fund, LP.
10.6^

Aura Biosciences, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40971) filed on July 8, 2026)

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

* Filed herewith.

† Certain information in this document (indicated by asterisks) has been excluded pursuant to Regulation S-K, Item 601(a)(6).

# These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

^ Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aura Biosciences, Inc.

Date: August 11, 2026	By:	/s/ Natalie Holles
Natalie Holles
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Anthony Gibney
Anthony Gibney
Chief Financial and Business Officer
(Principal Financial Officer)

Date: August 11, 2026	By:	/s/ Amy Elazzouzi
Amy Elazzouzi
Senior Vice President, Finance
(Principal Accounting Officer)