Form 10-Q
period 2026-09-30
Aura Biosciences, Inc.
filed 2026-11-09
CIK 1501796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, the Registrant had 104,074,302 shares of common stock, $0.00001 par value per share, outstanding.

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

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aura Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$41,669	$59,515
Marketable securities	255,564	84,726
Prepaid expenses and other current assets	5,865	5,498
Total current assets	303,098	149,739
Restricted cash and deposits	768	768
Right-of-use assets—operating lease	14,560	15,828
Other long-term assets	1,167	471
Property and equipment, net	2,024	2,624
Total Assets	$321,617	$169,430
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,722	1,549
Short-term operating lease liability	3,316	3,243
Accrued expenses and other current liabilities	16,299	13,591
Total current liabilities	21,337	18,383
Long-term operating lease liability	12,853	14,134
Total Liabilities	34,190	32,517
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.00001 par value, 500,000,000 and 150,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively, and 103,950,771 and 63,587,777 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1	—
Additional paid-in capital	919,897	617,433
Treasury stock, at cost, 6,922,870 shares held at September 30, 2026 and no shares held at December 31, 2025	(39,093)	—
Accumulated deficit	(591,806)	(480,418)
Accumulated other comprehensive loss	(1,572)	(102)
Total Stockholders’ Equity	287,427	136,913
Total Liabilities and Stockholders’ Equity	$321,617	$169,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Expenses:
Research and development	$24,742	$22,178	$83,451	$68,403
General and administrative	10,320	5,728	34,546	17,151
Total operating expenses	35,062	27,906	117,997	85,554
Total operating loss	(35,062)	(27,906)	(117,997)	(85,554)
Other income (expense):
Interest income, including amortization and accretion income	3,017	1,815	6,514	5,087
Other income (expense)	17	(13)	172	(72)
Total other income	3,034	1,802	6,686	5,015
Loss before income taxes	(32,028)	(26,104)	(111,311)	(80,539)
Income tax provision, net	(38)	(26)	(77)	(93)
Net loss	$(32,066)	$(26,130)	$(111,388)	$(80,632)
Net loss per common share—basic and diluted	$(0.29)	$(0.40)	$(1.22)	$(1.39)
Weighted average common stock outstanding—basic and diluted	111,072,722	65,936,672	91,287,699	58,084,093
Comprehensive loss:
Net loss	$(32,066)	$(26,130)	$(111,388)	$(80,632)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(855)	57	(1,223)	(168)
Currency translation adjustment	(47)	(13)	(247)	(26)
Total other comprehensive income (loss)	(902)	44	(1,470)	(194)
Total comprehensive loss	$(32,968)	$(26,086)	$(112,858)	$(80,826)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

			Additional				Accumulated	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, December 31, 2025	63,587,777	$—	$617,433	—	$—	$(480,418)	$(102)	$136,913
Stock-based compensation expense	—	—	3,824	—	—	—	—	3,824
Employee Stock Purchase Plan issuance	24,214	—	121	—	—	—	—	121
Stock option exercises	12,733	—	56	—	—	—	—	56
Common stock warrant exercises	25,000	—	123	—	—	—	—	123
Vesting of restricted stock	500,744	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	(78)	(78)
Currency translation adjustment	—	—	—	—	—	—	(27)	(27)
Net loss	—	—	—	—	—	(33,685)	—	(33,685)
Balance, March 31, 2026	64,150,468	$—	$621,557	—	$—	$(514,103)	$(207)	$107,247
Stock-based compensation expense	—	—	12,368	—	—	—	—	12,368
Stock option exercises	10,720	—	80	—	—	—	—	80
Vesting of restricted stock	142,085	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	(290)	(290)
Issuance of common stock through follow-on offering, net of issuance costs of $618	46,099,650	1	259,383	—	—	—	—	259,384
Issuance of pre-funded warrants through follow-on offering, net of issuance costs of $51	—	—	21,381	—	—	—	—	21,381
Repurchase of common stock, including transaction costs of $48	(6,922,870)	—	—	6,922,870	(39,093)	—	—	(39,093)
Currency translation adjustment	—	—	—	—	—	—	(173)	(173)
Net loss	—	—	—	—	—	(45,637)	—	(45,637)
Balance, June 30, 2026	103,480,053	$1	$914,769	6,922,870	$(39,093)	$(559,740)	$(670)	$315,267
Stock-based compensation expense	—	—	4,922	—	—	—	—	4,922
Employee Stock Purchase Plan issuance	26,005	—	136	—	—	—	—	136
Stock option exercises	5,183	—	38	—	—	—	—	38
Common stock warrant exercises	6,564	—	32	—	—	—	—	32
Vesting of restricted stock	432,966	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	(855)	(855)
Currency translation adjustment	—	—	—	—	—	—	(47)	(47)
Net loss	—	—	—	—	—	(32,066)	—	(32,066)
Balance, September 30, 2026	103,950,771	$1	$919,897	6,922,870	$(39,093)	$(591,806)	$(1,572)	$287,427

			Additional				Accumulated	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance, December 31, 2024	49,998,279	$—	$525,934	—	$—	$(374,227)	$263	$151,970
Stock-based compensation expense	—	—	3,514	—	—	—	—	3,514
Employee Stock Purchase Plan issuance	15,263	—	96	—	—	—	—	96
Vesting of restricted stock	211,770	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	(137)	(137)
Currency translation adjustment	—	—	—	—	—	—	(21)	(21)
Other	—	—	27	—	—	—	—	27
Net loss	—	—	—	—	—	(27,483)	—	(27,483)
Balance, March 31, 2025	50,225,312	$—	$529,571	—	$—	$(401,710)	$105	$127,966
Stock-based compensation expense	—	—	3,833	—	—	—	—	3,833
Stock option exercises	1,424	—	2	—	—	—	—	2
Vesting of restricted stock	108,749	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	(88)	(88)
Issuance of common stock through follow-on offering, net of issuance costs of $384	11,735,565	—	46,517	—	—	—	—	46,517
Issuance of pre-funded warrants through follow-on offering, net of issuance costs of $117	—	—	14,156	—	—	—	—	14,156
Issuance of common stock warrants through follow-on offering, net of issuance costs of $76	—	—	9,254	—	—	—	—	9,254
Currency translation adjustment	—	—	—	—	—	—	8	8
Net loss	—	—	—	—	—	(27,019)	—	(27,019)
Balance, June 30, 2025	62,071,050	$—	$603,333	—	$—	$(428,729)	$25	$174,629
Stock-based compensation expense	—	—	3,688	—	—	—	—	3,688
Employee Stock Purchase Plan issuance	12,862	—	68	—	—	—	—	68
Stock option exercises	236,621	—	1,008	—	—	—	—	1,008
Vesting of restricted stock	59,451	—	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	—	57	57
Issuance of common stock under ATM facility, net of issuance costs of $452	605,585	—	3,360	—	—	—	—	3,360
Currency translation adjustment	—	—	—	—	—		(13)	(13)
Net loss	—	—	—	—	—	(26,130)	—	(26,130)
Balance, September 30, 2025	62,985,569	$—	$611,457	—	$—	$(454,859)	$69	$156,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(111,388)	$(80,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	785	857
Accretion income on marketable securities	(1,241)	(1,122)
Stock-based compensation expense	21,114	11,035
Other non-cash items	18	27
Non-cash lease expense	1,268	1,149
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(367)	1,348
Other long-term assets	(696)	241
Accounts payable	173	(416)
Accrued expenses and other liabilities	2,708	4,255
Operating lease liabilities	(1,208)	(1,015)
Net cash used in operating activities	(88,834)	(64,273)
Cash flows from investing activities:
Purchases of property and equipment	(203)	(271)
Purchases of marketable securities	(269,320)	(83,958)
Maturities of marketable securities	98,500	90,000
Net cash provided by (used in) investing activities	(171,023)	5,771
Cash flows from financing activities:
Proceeds from exercise of stock options	174	1,010
Proceeds from exercise of common stock warrants	155	—
Proceeds from issuance of common stock from follow-on offering, net of issuance costs	259,384	46,517
Proceeds from issuance of pre-funded warrants from follow-on offering, net of issuance costs	21,381	14,156
Proceeds from issuance of common stock warrants from follow-on offering, net of issuance costs	—	9,254
Proceeds from issuance of common stock under ATM facility, net of issuance costs	—	3,287
Repurchase of common stock, including transaction costs	(39,093)	—
Proceeds from ESPP purchases	257	164
Net cash provided by financing activities	242,258	74,388
Net increase (decrease) in cash, cash equivalents and restricted cash	(17,599)	15,886
Effect of exchange rate changes on cash and cash equivalents	(247)	(26)
Cash, cash equivalents and restricted cash at beginning of period	60,283	32,461
Cash, cash equivalents and restricted cash at end of period	$42,437	$48,321
Supplemental disclosure of cash flow information:
Common stock issued under ATM facility settled in future period	—	73

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	September 30,
	2026	2025
Cash and cash equivalents, end of period	$41,669	$47,553
Long-term restricted cash, end of period	768	768
Cash, cash equivalents and restricted cash at end of period	$42,437	$48,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aura Biosciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Aura Biosciences, Inc., or the Company or Aura, is a clinical-stage biotechnology company developing a potentially transformative first-in-class therapy for patients with ocular cancers. Within these unaudited condensed consolidated financial statements, unless the context otherwise requires, references to the Company or Aura refer to Aura Biosciences, Inc. and its subsidiaries on a consolidated basis. The Company’s proprietary platform is designed to enable the targeting of a broad range of solid tumors using Virus-Like Particles, or VLPs, that can be conjugated with drugs or loaded with nucleic acids to create Virus-Like Drug Conjugates, or VDCs. VDCs are a novel class of drugs with a dual mechanism of action that promote cancer cell death by both the delivery of the cytotoxic payload to generate acute necrosis and activation of a secondary immune mediated response. The Company’s initial focus is in ocular and urologic oncology, both areas of high unmet medical need where local targeted therapies may enable early intervention. The Company is evaluating the safety and efficacy of its lead candidate, bel-sar, as a potential vision-preserving therapy in its ongoing global Phase 3 CoMpass trial for the first-line treatment of adult patients with small choroidal melanoma and/or indeterminate lesions, or early choroidal melanoma. Bel-sar is also in clinical development in metastases to the choroid and is being evaluated in an ongoing Phase 1 proof-of-concept trial for cancers of the ocular surface. The Company envisions the potential for development of bel-sar in additional therapeutic areas. Aura’s headquarters are located in Boston, Massachusetts.

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

Liquidity

Through September 30, 2026, the Company has funded its operations primarily with proceeds from the initial and additional closings of its convertible preferred stock financings, and through its initial public offering, or IPO, follow-on offerings and at-the-market offerings, or ATM.

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

On November 1, 2022, the Company filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into the Open Market Sale AgreementSM, or the 2022 Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof.

On March 27, 2024, the Company filed the 2024 Shelf, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the 2022 Sales Agreement. The Company did not issue any shares of common stock during the nine months ended September 30, 2026 under the ATM, and issued 1,055,362 shares of common stock at a weighted average price of $6.36 for aggregate gross proceeds of $6.7 million during the year ended December 31, 2025 under the ATM.

On August 11, 2026, the Company entered into a new Open Market Sale AgreementSM with Jefferies, or the 2026 Sales Agreement, and filed a registration statement on Form S-3 that includes a prospectus supplement for the sale of up to $200.0 million of common stock under the 2026 Sales Agreement. In connection with the 2026 Sales Agreement, the 2022 Sales Agreement was terminated.

As of the issuance date of these unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026, the Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these unaudited condensed consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2026 and 2025 are also unaudited. The unaudited condensed results of operations are not necessarily indicative of the operating results that may occur for the full fiscal year ending December 31, 2026. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission, or the SEC. Management believes that the disclosures provided here are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

The Company determines the volatility for its stock-based awards granted based on its own traded stock price and an analysis of reported data for a group of guideline companies that have issued options with substantially similar terms. The expected volatility has been determined using a weighted average of the Company's own volatility and the historical volatility measures of this group of guideline companies weighted equally. The expected term of the Company’s stock options granted to employees has been determined utilizing the “simplified” method, using the midpoint between the vesting date and the contractual term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

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

3. Fair Value of Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2026 and December 31, 2025 (in thousands):

Description	September 30, 2026	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$41,020	$41,020	$—	$—
Marketable securities:
U.S. Government agencies	255,564	—	255,564	—
Total financial assets	$296,584	$41,020	$255,564	$—

Description	December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$58,688	$58,688	$—	$—
Marketable securities:
U.S. Government agencies	84,726	—	84,726	—
Total financial assets	$143,414	$58,688	$84,726	$—

There were no transfers within the fair value hierarchy during the nine months ended September 30, 2026.

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Assets under construction	$294	$228
IT equipment	451	451
Leasehold improvements	471	471
Lab equipment	8,626	8,526
	$9,842	$9,676
Less—accumulated depreciation	(7,818)	(7,052)
Property and equipment, net	$2,024	$2,624

Depreciation expense was $0.3 million for each of the three months ended September 30, 2026 and 2025. In addition, depreciation expense was $0.8 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid insurance	$435	$1,666
Prepaid research and development expenses	2,708	2,657
Interest receivable	1,871	515
Other	851	660
Prepaid expenses and other current assets	$5,865	$5,498

6. Marketable Securities

Marketable securities consisted of the following (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$256,698	$—	$(1,134)	$255,564
Total	$256,698	$—	$(1,134)	$255,564

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	84,638	88	—	$84,726
Total	$84,638	$88	$—	$84,726

As of September 30, 2026, the current credit ratings of the Company's investments are all within the guidelines of the investment policy of the Company, and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment. The Company does not intend to sell the investments, and it is not probable that the Company will be required to sell the investments before recovery of their amortized cost basis.

As of September 30, 2026, twelve marketable securities with contractual maturities of one year or less were in an unrealized loss position totaling $0.4 million. In addition, seven marketable securities with contractual maturities between one and two years were in an unrealized loss position totaling $0.7 million.

As of September 30, 2025, no marketable securities with a contractual maturity of one year or less were in an unrealized loss position, and all marketable securities held by the Company had remaining contractual maturities of one year or less.

There were no impairments of the Company’s marketable securities measured and carried at fair value during the nine months ended September 30, 2026 and 2025.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued research and development expenses	$8,040	$7,006
Accrued compensation	7,847	6,005
Accrued professional fees	266	338
Other	146	242
Accrued expenses and other current liabilities	$16,299	$13,591

8. Stockholders' Equity

The Company had 500,000,000 and 150,000,000 authorized shares of common stock, par value $0.00001 per share, of which 103,950,771 and 63,587,777 shares were issued and outstanding at September 30, 2026 and December 31, 2025, respectively.

In addition, the Company had 10,000,000 authorized shares of preferred stock, par value $0.00001 per share, all of which shares of preferred stock are undesignated. No authorized shares of preferred stock were issued and outstanding at September 30, 2026 and December 31, 2025.

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock repurchased by the Company and not retired. The Company held 6,922,870 shares of treasury stock at a cost of $39.1 million at September 30, 2026 and held no shares of treasury stock at December 31, 2025.

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

On March 27, 2024, the Company filed the 2024 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the 2022 Sales Agreement. The Company did not issue any shares of common stock during the nine months ended September 30, 2026 under the ATM, and issued 1,055,362 shares of common stock at a weighted average price of $6.36 for aggregate gross proceeds of $6.7 million during the year ended December 31, 2025 under the ATM.

On November 9, 2023, the Company issued and sold 11,000,000 shares of common stock at a price to the public of $9.00 per share for aggregate gross proceeds of $99.0 million in the 2023 Follow-On Offering. The Company received approximately $92.6 million in net proceeds from the 2023 Follow-On Offering after deducting underwriting discounts and commissions and offering expenses.

On November 1, 2022, the Company filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Company also simultaneously entered into the 2022 Sales Agreement with the Sales Agent to provide for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof. The Company issued 261,807 shares of common stock at a weighted average price of $12.49 for aggregate gross proceeds of $3.3 million during the year ended December 31, 2023 under the ATM.

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

2021 Stock Option and Incentive Plan

The 2021 Stock Option and Incentive Plan, or the 2021 Plan, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. The 2021 Plan permits the granting of several award types, including restricted stock units and both options to purchase common stock intended to qualify as incentive stock options under Section 422 of the United States Internal Revenue Code, or the Code, and options that do not so qualify. The number of shares initially reserved for issuance under the 2021 Plan was 3,352,166, which increased on January 1, 2022 and will continue to increase each January 1 thereafter, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. At the Special Meeting of Stockholders on August 5, 2026, the Company's stockholders approved an amendment to the evergreen provision of the 2021 Plan to provide that the Company's outstanding pre-funded warrants will be added to the total number of shares of common stock issued and outstanding as of each December 31 for purposes of calculating such annual increase. The maximum number of shares of common stock that may be issued in the form of incentive stock options shall not exceed the initial limit, cumulatively increased on January 1, 2022 and on each January 1 thereafter by the lesser of the annual increase for such year or 3,352,166 shares of common stock. On January 1, 2026, the shares reserved for issuance were increased to 14,328,694 shares. With the transfer of shares to the 2021 Plan in connection with the termination or expiration of awards under the 2018 Plan, together with shares otherwise available under the 2021 Plan, there were 3,557,709 shares available for grant under the 2021 Plan at September 30, 2026.

Inducement Award Plan

The Inducement Award Plan, or the Plan, was adopted by the Board on April 29, 2026, and became effective on May 19, 2026. The Plan covers the award of an option to purchase shares of common stock of the Company and restricted stock unit awards, in each case, issued outside of the 2021 Plan. The shares covered by the Plan do not reduce the share reserve under the 2021 Plan. However, the terms and conditions of the 2021 Plan (other than those applicable to the share reserve) govern and apply to the Plan. The Plan is between the Company and four employees in executive management, and includes (i) options to purchase 2,846,094 shares of common stock, (ii) restricted stock unit awards relating to 943,127 shares of common stock and (iii) a performance-based restricted stock unit award relating to 553,844 shares of common stock. As of September 30, 2026, 4,343,065 shares had been granted under the Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan, or the ESPP, was adopted by the Board on October 7, 2021, approved by the Company’s stockholders on October 22, 2021 and became effective on November 1, 2021. A total of 335,217 shares of common stock were initially reserved for issuance under this plan, which increased on January 1, 2022 and will continue to increase each January 1 thereafter through January 1, 2031, by the least of (i) 335,217 shares of common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the ESPP. On January 1, 2026, the shares reserved for issuance were increased to 1,900,688 shares. The purchase price of the shares under the ESPP is at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of September 30, 2026, 1,850,469 shares were available to be issued under the ESPP. The Company recognized $0.04 million and $0.02 million in stock-based compensation expense related to the ESPP for the three months ended September 30, 2026 and 2025, respectively. The Company recognized $0.1 million and $0.06 million of stock-based compensation expense related to the ESPP for the nine months ended September 30, 2026 and 2025, respectively.

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

The following table summarizes stock option activity under the 2018 Plan, 2021 Plan, and Inducement Award Plan for the nine months ended September 30, 2026:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	6,467,582	$7.93	6.96	$1,503
Granted	5,574,844	6.99
Exercised	(28,636)	6.12
Cancelled/Forfeited	(651,792)	8.04
Outstanding at September 30, 2026	11,361,998	$7.47	6.90	$3,191
Exercisable at September 30, 2026	5,065,415	$7.88	3.96	$2,957

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2026 and 2025 was $5.35 and $5.54 per share, respectively. The fair value of options vested during the nine months ended September 30, 2026 and 2025 was $8.3 million and $6.3 million, respectively. The total intrinsic value of options exercised was $0.03 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively.

The fair value of the stock options granted for the three and nine months ended September 30, 2026 and 2025 was measured with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk-free interest rate	4.59%	3.90%	4.25%	4.29%
Expected term (years)	6.01	6.08	6.05	6.05
Expected volatility of the underlying stock	86.72%	91.02%	90.57%	90.87%
Expected dividend rate	—%	—%	—%	—%

Restricted Stock Units

The Company has granted restricted stock units with service-based, market-based, and performance-based vesting conditions. Unvested restricted stock units may not be sold or transferred by the holder.

The fair value of the performance-based restricted stock units with a market-based vesting condition granted under the Plan for the three and nine months ended September 30, 2026 and 2025 was measured with the following weighted-average assumptions using a lattice model with a Monte Carlo simulation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk-free interest rate	—%	—%	4.39%	—%
Expected term (years)	—	—	3.90	—
Expected volatility of the underlying stock	—%	—%	91.30%	—%
Expected dividend rate	—%	—%	—%	—%

A summary of the restricted stock units activity during the nine months ended September 30, 2026 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	2,690,777	$7.74
Granted	3,351,540	6.85
Vested/Released	(1,075,795)	7.59
Forfeited	(462,591)	7.47
Unvested at September 30, 2026	4,503,931	$7.14

For the nine months ended September 30, 2026, 1,075,795 restricted stock units vested with a fair value of $8.2 million.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$2,085	$2,021	$6,358	$6,005
General and administrative	2,837	1,667	14,756	5,030
Total	$4,922	$3,688	$21,114	$11,035

As of September 30, 2026, there was $27.6 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.21 years.

As of September 30, 2026, there was $23.9 million of unrecognized stock-based compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.83 years.

10. Warrants

In May 2026, in connection with the 2026 Follow-On Offering, the Company issued pre-funded warrants to purchase an aggregate of up to 3,800,000 shares of its common stock. Each such pre-funded warrant was offered and sold at a price to the public of $5.99999 per pre-funded warrant. Additionally, in May 2025, in connection with the 2025 Follow-On Offering, the Company issued pre-funded warrants to purchase up to 3,571,435 shares of common stock and warrants to purchase an aggregate of 3,826,750 shares of common stock. Each pre-funded warrant has an initial exercise price per share of $0.00001, subject to certain adjustments. The pre-funded warrants are exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full. Each common stock warrant has an initial exercise price per share of $4.90, subject to certain adjustments. The common stock warrants are immediately exercisable from the date of issuance until expiration five years after the date of issuance. Pursuant to ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the pre-funded warrants and common stock warrants were classified within permanent equity. As of September 30, 2026, 7,371,435 pre-funded warrants and 3,795,186 common stock warrants remained outstanding.

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

The following is a summary of the warrants activity for the nine months ended September 30, 2026:

	Number of Warrants
	Equity classified	Total
Outstanding as of December 31, 2025	7,398,185	7,398,185
Issued	3,800,000	3,800,000
Exercised	(31,564)	(31,564)
Outstanding as of September 30, 2026	11,166,621	11,166,621

11. Compensation

In January 2012, the Company adopted the Aura Biosciences 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 100% of the first 6% of employee contributions. The Company made matching contributions of $0.3 million for each of the three months ended September 30, 2026 and 2025. Additionally, the Company made matching contributions of $1.0 million for each of the nine months ended September 30, 2026 and 2025.

12. Commitments and Contingencies

Lease Commitments

The Company has historically entered into lease arrangements for its facilities. The Company has one operating lease for its office and laboratory facility with required future minimum payments as of September 30, 2026.

On May 16, 2022, the Company entered into an office and laboratory lease in Boston, Massachusetts with an initial 10-year term and one renewal option to extend the lease for an additional seven years which has not been deemed probable of being exercised by the Company as of September 30, 2026. The lease commenced on August 1, 2022, and estimated payments due under the initial term are approximately $35.2 million. The lease requires a letter of credit totaling $0.8 million which is classified as long-term restricted cash and deposits on the unaudited condensed consolidated balance sheets.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s leases for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease Costs
Operating lease costs	$867	$867	$2,600	$2,600
Variable lease costs	703	296	1,985	869
Total lease costs	$1,570	$1,163	$4,585	$3,469

Cash paid for amounts included in the measurement of lease liabilities—operating leases	$2,539	$2,465
Weighted-average remaining lease term—operating leases (years)	5.84	6.84
Weighted-average discount rate—operating leases	10.71%	10.71%

The following table reconciles the future minimum commitments to the Company’s operating lease liabilities at September 30, 2026 (in thousands):

Operating lease payments as of September 30, 2026
2026	$866
2027	3,507
2028	3,611
2029	3,715
2030	3,827
Thereafter	6,281
Total lease payments	21,807
Less: interest	(5,638)
Total lease liabilities at September 30, 2026	16,169
Less: current portion of lease liabilities	3,316
Lease liabilities, net of current portion	$12,853

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

The Company recognized no expenses related to this agreement and related amendments for the nine months ended September 30, 2026 and 2025, respectively.

2014 Non-Exclusive Agreement

In December 2014, the Company entered into a Non-Exclusive License Agreement, or the 2014 Non-Exclusive Agreement, with LI-COR for the supply of IRDye 700DX to the Company for the treatment and diagnosis of non-ocular solid tumor cancers in humans. Under the 2014 Non-Exclusive Agreement, the Company paid a license issue fee of $0.03 million on the effective date. The Company must also pay Rakuten a non-refundable, non-creditable fee of $0.03 million per each licensed product upon pre-IND designation, as defined of such licensed product, aggregate milestone payments of up to $0.3 million upon certain regulatory and development milestones; and during the term, the Company must pay Rakuten a low-single digit percentage royalty on net sales. Rakuten receives 10% of all sublicensee income within 30 days of the Company’s receipt from the sublicensee. The 2014 Non-Exclusive Agreement also required the Company to make certain payments upon the achievement of specified development and commercial milestones of up to $0.4 million in aggregate. During the nine months ended September 30, 2026 and 2025, the Company recognized no expenses related to milestones associated with this agreement.

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

In January 2022, the Company entered into the First Amendment to the non-exclusive, perpetual license agreement with Life Technologies for use of the license in an additional indication. The cost of this amendment was a one-time fee of $0.05 million. During the nine months ended September 30, 2026 and 2025, the Company recognized no milestones related to this agreement.

Effective in September 2022, the Company entered into a new non-exclusive, perpetual license agreement with Life Technologies for licensed products. Under this agreement, the Company is required to pay an initial license fee of $0.4 million for the first licensed product and $0.5 million for each additional licensed product. In addition, the agreement allows the Company the right to sublicense which would lead to a $0.2 million payment for each sublicense per licensed product and a $0.03 million payment for use of the cell line document package. In the event of a change of control, there will be a change of control fee of $0.5 million. During the nine months ended September 30, 2026 and 2025, the Company recognized no expenses related to this agreement.

National Institutes of Health (NIH)-Collaboration Research and Development Agreement

In July 2011, the Company entered into a Collaboration Research and Development Agreement, or CRADA, with Dr. John Schiller at the NIH, for a period of two years with the rights to an exclusive license to all technology generated within the collaboration. Under this agreement, the Company is required to make annual payments of $0.03 million to fund the research activities, the first payment of which was paid within 30 days of the effective date. Subsequent payments are due within 30 days of the anniversary of the effective date. This agreement was previously amended in 2012, 2013, 2014, 2015, 2016, 2018, 2020, 2022, and 2024. During the nine months ended September 30, 2025, the Company recognized $0.05 million of expenses related to the ninth amendment.

A tenth amendment was effective in September 2026, requiring payment of $0.07 million within 30 days of November 30, 2026, and payment of another $0.05 million within 30 days of September 30, 2027. This tenth amendment extended the term of the CRADA to September 30, 2028. During the nine months ended September 30, 2026, the Company recognized $0.07 million of expenses related to this agreement.

National Institutes of Health (NIH)-Exclusive Patent License Agreement

In September 2013, the Company entered into an exclusive patent license agreement, or the NIH Exclusive License Agreement, with the NIH, that required the Company to pay a license issue royalty of $0.1 million and reimburse the NIH for any patent expenses incurred. Under the agreement, the Company is required to make low single-digit percentage royalty payments based on specified levels of annual net sales of licensed products subject to certain specified reductions. The Company is required to make development and regulatory milestone payments of up to $0.7 million in aggregate and sales milestone payments up to $0.6 million in the aggregate. The Company is also required to pay the NIH a mid-single to low teen-digit percentage of any sublicensing revenue the Company receives. Additionally, the Company’s payment obligations to the NIH are subject to an annual minimum royalty payment of low five figures. The Company did not recognize any patent licensing fees for the nine months ended September 30, 2026 and 2025.

In 2015, 2018 and 2019, the Company amended its exclusive patent license to include updates on the status of the commercial development and update/expand the list of licensed patents and patent applications. Each of those amendments required a $0.03 million payment that the Company paid.

Inserm-Transfert License Agreement

In November 2009, the Company entered into an exclusive, royalty-bearing patent license agreement with Inserm-Transfert of France. The agreement expires on a country-by-country basis based on the last to expire of any patent encompassed within the scope of the patent rights or 10 years from the date of the first commercial sales by the Company, whichever is later. The IND filing milestone of €0.01 million was accrued in 2016 and paid in 2017 by the Company. The milestones for the successful Phase I, II and III clinical trials are based on receiving a final report and achieving the primary endpoints defined in that trial; the Phase I and Phase II milestones have been achieved as of September 30, 2026. Upon the sublicense by the Company of a product for which royalties are payable under the agreement, low- to mid-single-digit royalty payments would be due by the Company. The non-milestone payments in this agreement are subject to an anti-stacking clause. The Company did not incur any expenses related to milestones in the nine months ended September 30, 2026 and 2025.

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

The Company recognized $1.0 million in expenses related to the Clearside License Agreement for the nine months ended September 30, 2026. The Company did not incur any expenses related to the Clearside License Agreement for the nine months ended September 30, 2025.

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

The Company has calculated basic and diluted net loss per share for the three and nine months ended September 30, 2026 and 2025 as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(32,066)	$(26,130)	$(111,388)	$(80,632)
Denominator:
Weighted-average common stock outstanding—basic and diluted	111,072,722	65,936,672	91,287,699	58,084,093
Net loss per common share—basic and diluted	$(0.29)	$(0.40)	$(1.22)	$(1.39)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been antidilutive:

	Nine Months Ended September 30,
	2026	2025
Stock options to purchase common stock	11,361,998	6,478,162
Restricted stock units that vest into common stock	4,503,931	2,805,623
Warrants to purchase common stock	11,166,621	3,826,750
Total potential dilutive shares	27,032,550	13,110,535

14. Income Taxes

For the nine months ended September 30, 2026 and 2025, the Company recorded an income tax provision of $0.1 million in each period, resulting in an effective tax rate of 0.1% in each period. The income tax provision for the nine months ended September 30, 2026 is attributable to state and foreign income taxes. The difference in the statutory rate and the effective tax rate is primarily the result of the valuation allowance recorded on all deferred tax assets.

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

As of September 30, 2026, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Clinical, Preclinical, and R&D Operations (1)	$(17,100)	$(15,509)	$(54,780)	$(48,706)
Chemistry, Manufacturing, and Controls (1)	(7,642)	(6,669)	(28,671)	(19,696)
General and Administrative (1)	(10,320)	(5,728)	(34,546)	(17,151)
Other Segment Items (2)	2,996	1,776	6,609	4,921
Net loss	$(32,066)	$(26,130)	$(111,388)	$(80,632)

(1) Includes depreciation expense directly allocated to respective activities.

(2) Other segment items primarily include interest and accretion income, realized gains and losses, and income taxes.

16. Restructuring Activities

In August 2026, the Company, with the approval of the Board of Directors and executive management, developed an enterprise-wide restructuring plan intended to streamline its operating plan and organizational structure to align resources behind its ocular oncology portfolio. In connection with this restructuring plan, the Company incurred restructuring charges of $4.5 million, comprised of employee termination benefits which include severance, continuation of health care benefits, and outplacement services as well as incremental stock-based compensation expense resulting from the acceleration of vesting of certain stock-based awards. These costs were recorded in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss and in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. The restructuring plan was completed during the three months ended September 30, 2026.

The following summarizes the restructuring liability for the three and nine months ended September 30, 2026:

2026
(in thousands)
Balance as of December 31, 2025	$—
Costs incurred (1)
Severance expenses	$2,893
Continuation of health care benefits	277
Outplacement services	42
Costs paid	(516)
Balance as of September 30, 2026	$2,696

(1) Excludes $1.3 million in incremental stock-based compensation expense recorded in Additional paid-in capital on the unaudited condensed consolidated balance sheets.

17. Subsequent Events

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

Overview

We are a clinical-stage biotechnology company developing bel-sar, a potentially transformative, first-in-class front-line vision-preserving therapy for patients living with ocular cancers. Our lead candidate bel-sar is in late-stage clinical development for the treatment of patients with early choroidal melanoma (defined as small choroidal melanoma and/or indeterminate lesions) and is also in clinical development for other ocular oncology indications.

There is significant unmet need for novel treatments for patients with choroidal melanoma, given the limitations of the current standard of care, or SoC, and patient reluctance to undergo radiotherapy in the form of either plaque brachytherapy or proton beam therapy, both highly-invasive therapies that result in significant vision loss, and potential legal blindness in the treated eye. Enucleation, or surgical removal of the affected eye, is another treatment option for patients with choroidal melanoma, in which patients lose all vision without the possibility of vision restoration. We are evaluating the safety and efficacy of bel-sar as a potential vision-sparing therapy in our ongoing global Phase 3 CoMpass trial for the first-line treatment of adult patients with early choroidal melanoma. Moreover, we intend to assess the safety and efficacy of bel-sar in treating a range of other solid tumors, beginning with metastases to the choroid where bel-sar is in clinical development as well as cancers of the ocular surface where bel-sar is being evaluated in an ongoing Phase 1 proof-of-concept trial. We believe bel-sar, if approved, has the potential to change the current treatment paradigm for patients with ocular cancers.

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

We believe bel-sar has the possibility to transform the field of ocular oncology beyond choroidal melanoma and we are expanding clinical development in two additional indications: metastases to the choroid and cancers of the ocular surface. We continue to enroll patients in an ongoing Phase 2 clinical trial in metastases to the choroid and have an ongoing Phase 1 proof-of-concept trial in cancers of the ocular surface. In the first quarter of 2027, we expect to provide an update on both programs, including details on disease burden, trial design and timelines to future data read-outs from these trials.

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

Phase 3 CoMpass Trial Update

Enrollment in our global Phase 3 CoMpass trial of bel-sar for the first-line treatment of adult patients with early choroidal melanoma is complete, with 108 participants enrolled. All participants have completed their treatment regimen and are in the 24-month follow-up period as of the date of this report. We expect topline data from the trial’s 15-month primary endpoint in the second half of 2027.

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

While these early data are encouraging, as part of our strategic refocus on ocular oncology, we are minimizing resource allocation toward the NMIBC program on a going forward basis. We remain committed to the care of patients and intend to complete data collection through the protocol-defined 12-month follow-up period to preserve optionality for value creation in the context of future potential strategic discussions.

Organizational and Leadership Updates

In August 2026, our Board of Directors approved a plan to streamline our operating plan and organizational structure to focus resources in ocular oncology, including a reduction in force of approximately 20% of our workforce. For additional information, see Note 16 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

In August 2026, we also announced the appointments of Susan Abu-Absi as Chief Operating Officer, Erica Kratz as Chief Regulatory and Quality Officer, and Julie Person as Chief People Officer.

Financing History

We were incorporated as a Delaware corporation in 2009 and our headquarters are located in Boston, Massachusetts. Since our inception, we have focused our efforts on identifying and developing potential product candidates, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, establishing and maintaining our intellectual property portfolio, raising capital, conducting discovery, research and development activities and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue to date. We have funded our operations primarily through the sale of convertible preferred stock, common stock, and warrants. From inception through September 30, 2026, we have raised an aggregate of approximately $798.1 million of gross proceeds primarily from private placements of our equity and convertible preferred stock as well as through the issuance of our common stock.

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

On November 1, 2022, we filed a shelf registration statement on Form S-3, or the 2022 Shelf, with the Securities and Exchange Commission, or the SEC, in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale AgreementSM, or the 2022 Sales Agreement, with Jefferies LLC, or the Sales Agent, to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our common stock from time to time in “at-the-market” offerings, or the ATM, under the 2022 Shelf and subject to the limitations thereof.

During the year ended December 31, 2023, we issued a total of 261,807 shares of common stock at a weighted average price of $12.49 for aggregate gross proceeds of $3.3 million under the ATM.

On March 27, 2024, we filed a new shelf registration statement on Form S-3, or the 2024 Shelf, with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the 2022 Sales Agreement.

In connection with the 2026 Follow-On Offering, we filed a related registration statement to the 2024 Shelf pursuant to Rule 462(b), which was filed with the SEC and effective on May 4, 2026. We did not issue any shares of common stock during the nine months ended September 30, 2026 under the ATM, and issued 1,055,362 shares of common stock at a weighted average price of $6.36 for aggregate gross proceeds of $6.7 million during the year ended December 31, 2025 under the ATM.

We have incurred significant operating losses in every year since our inception in 2009 and have not generated any revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net losses were $111.4 million and $80.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $591.8 million. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of September 30, 2026, we had cash and cash equivalents and marketable securities of $297.2 million. We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operations into the first half of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” below.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$24,742	$22,178	$2,564
General and administrative	10,320	5,728	4,592
Total operating expenses	35,062	27,906	7,156
Loss from operations	(35,062)	(27,906)	(7,156)
Other income (expense):
Interest income, including amortization and accretion income	3,017	1,815	1,202
Other income (expense)	17	(13)	30
Total other income	3,034	1,802	1,232
Loss before income taxes	(32,028)	(26,104)	(5,924)
Income tax provision, net	(38)	(26)	(12)
Net loss	$(32,066)	$(26,130)	$(5,936)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Preclinical	$162	$316	$(154)
Clinical trials	9,340	6,918	2,422
Manufacturing development	4,363	4,295	68
Personnel/overhead expenses	10,877	10,649	228
Total research and development expenses	$24,742	$22,178	$2,564

Research and development expenses increased to $24.7 million for the three months ended September 30, 2026 from $22.2 million for the three months ended September 30, 2025, primarily due to ongoing clinical and CRO costs associated with the progression of the global Phase 3 CoMpass trial of bel-sar in early choroidal melanoma.

General and Administrative Expenses

General and administrative expenses increased to $10.3 million for the three months ended September 30, 2026 from $5.7 million for the three months ended September 30, 2025, primarily driven by restructuring charges recognized in accordance with the Company's organizational restructuring during the third quarter of 2026.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$83,451	$68,403	$15,048
General and administrative	$34,546	$17,151	17,395
Total operating expenses	117,997	85,554	32,443
Loss from operations	(117,997)	(85,554)	(32,443)
Other income (expense):
Interest income, including amortization and accretion income	6,514	5,087	1,427
Other income (expense)	172	(72)	244
Total other income	6,686	5,015	1,671
Loss before income taxes	(111,311)	(80,539)	(30,772)
Income tax provision, net	(77)	(93)	16
Net loss	$(111,388)	$(80,632)	$(30,756)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Preclinical	$622	$999	$(377)
Clinical trials	30,568	23,622	6,946
Manufacturing development	19,578	12,410	7,168
Personnel/overhead expenses	32,683	31,372	1,311
Total research and development expenses	$83,451	$68,403	$15,048

Research and development expenses increased to $83.5 million for the nine months ended September 30, 2026 from $68.4 million for the nine months ended September 30, 2025, primarily due to ongoing clinical and CRO costs associated with the progression of our global Phase 3 CoMpass trial of bel-sar in early choroidal melanoma and manufacturing and development costs for bel-sar.

General and Administrative Expenses

General and administrative expenses increased to $34.5 million for the nine months ended September 30, 2026 from $17.2 million for the nine months ended September 30, 2025, primarily driven by increased stock-based compensation expense resulting from equity award modifications in connection with executive leadership transitions, as well as restructuring charges recognized in accordance with the Company's organizational restructuring during the third quarter of 2026.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of convertible preferred stock, warrants and common stock. Through September 30, 2026, we have raised an aggregate of approximately $798.1 million of gross proceeds primarily from private placements of our equity and convertible preferred stock and warrants, as well as through the issuance of our common stock.

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

On November 1, 2022, we filed the 2022 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $250.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into the 2022 Sales Agreement with the Sales Agent to provide for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our common stock from time to time in the ATM under the 2022 Shelf and subject to the limitations thereof.

On March 27, 2024, we filed the 2024 Shelf with the SEC in relation to the registration of up to an aggregate offering price of $350.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which superseded the 2022 Shelf. The 2024 Shelf included a prospectus supplement to provide for offerings in the ATM under the 2022 Sales Agreement. We did not issue any shares of common stock during the nine months ended September 30, 2026 under the ATM, and issued 1,055,362 shares of common stock at a weighted average price of $6.36 for aggregate gross proceeds of $6.7 million during the year ended December 31, 2025 under the ATM.

On August 11, 2026, we entered into the 2026 Sales Agreement and filed a registration statement on Form S-3 that includes a prospectus supplement for the sale of up to $200.0 million of common stock under the 2026 Sales Agreement. In connection with the 2026 Sales Agreement, the 2022 Sales Agreement was terminated.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(88,834)	$(64,273)
Net cash provided by (used in) investing activities	(171,023)	5,771
Net cash provided by financing activities	242,258	74,388
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(17,599)	$15,886

Operating Activities

During the nine months ended September 30, 2026, net cash used in operating activities was $88.8 million primarily due to our net loss of $111.4 million, partially offset by stock-based compensation expense.

During the nine months ended September 30, 2025, net cash used in operating activities was $64.3 million, primarily due to our net loss of $80.6 million, partially offset by stock-based compensation expense and an increase in accrued expenses and other current liabilities related to timing of vendor invoicing and payments.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2026 was $171.0 million primarily due to purchases of marketable securities partially offset by maturities of marketable securities.

Net cash provided by investing activities during the nine months ended September 30, 2025 was $5.8 million primarily due to maturities of marketable securities partially offset by purchases of marketable securities and property and equipment.

Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $242.3 million primarily from proceeds related to the issuance of common stock and pre-funded warrants in the 2026 Follow-On Offering, partially offset by the repurchase of common stock in the Matrix Repurchase.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. As of September 30, 2026, we had cash and cash equivalents and marketable securities of $297.2 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities are sufficient to fund our operations into the first half of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Material Cash Requirements

The following table summarizes our contractual obligations and commitments as of September 30, 2026.

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments (1)	$21,807	$3,481	7,274	7,711	3,341
Total	$21,807	$3,481	$7,274	$7,711	$3,341

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies from those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

Recent Accounting Pronouncements

We assessed the recent accounting pronouncements for the nine months ended September 30, 2026 and determined no pronouncements have material impact to the unaudited condensed consolidated financial statements.

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

We expect that we will no longer be an emerging growth company as of December 31, 2026, and, as a result, we will no longer be able to take advantage of reduced disclosure and other obligations that are available to emerging growth companies after that date. In addition, we will no longer be able to rely on the extended transition period under Section 107(b) of the JOBS Act, and will be required to adopt new or revised accounting standards as of the effective dates applicable to public companies that are not emerging growth companies.

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

Our management, with the participation of our Chief Executive Officer and Interim Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Interim Principal Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Interim Principal Financial Officer, to allow timely decisions regarding any required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2026, we do not believe we are party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Our net losses were $111.4 million and $80.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $591.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly as we continue clinical development for bel-sar and continue to discover and develop additional product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. We incur costs, and will incur additional costs, associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. To date, we have not generated any revenue from any product sales. Our ability to become profitable depends upon our ability to generate revenue. We have no products approved for commercial sale and, therefore, have never generated any revenue from product sales, and we do not expect to in the foreseeable future. Further, we do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:

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

We will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates. Disruptions in financial markets due to unfavorable global economic conditions and inflationary pressures may make equity and debt financings more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. To the extent that we raise additional capital through the sale of equity or convertible preferred stock, or through the exercise of the warrants that were issued in May 2025, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. We have also entered into the 2026 Sales Agreement, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $200.0 million, in such quantities and on such minimum price terms as we set from time to time through our sales agent. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to commercialize bel-sar if and when approved and develop our product candidates.

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
▪
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere;
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

Bel-sar is a novel biologic for which the intended use in ocular oncology requires delivery to the suprachoroidal space, or SCS, and activation by a laser. For ocular oncology indications, we use the SCS Microinjector®, or the SCS Microinjector, which we license under the Clearside License Agreement, to deliver bel-sar into the SCS. In the United States, we plan to submit a single BLA for the review and approval of this combination of bel-sar with the SCS Microinjector and the laser(s) in our initial target indication of small choroidal melanoma and indeterminate lesions, but subsequent indications and delivery systems may require different or additional applications for marketing authorization. The SCS Microinjector was approved by FDA in October 2021 as a constituent of the drug/device combination product XIPERE® (triamcinolone acetonide injectable suspension). There may be additional regulatory risks for biologic-device combination products. We may experience delays in obtaining regulatory approval of bel-sar given the increased complexity of the review process when approval of the product and a medical device is sought under a single BLA. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device. Devices are subject to the FDA design control device requirements which comprise among other things, design verification, design validation, and testing to assess performance, cleaning, and robustness. In the European Union, or EU, medical devices must bear a CE marking under the EU’s Medical Devices Regulation, which requires compliance with the general safety and performance requirements set forth in such legislation. Delays in or failure of the studies conducted by us, or failure of our company, our collaborators, if any, or our third-party providers or suppliers to maintain compliance with regulatory requirements could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in bel-sar reaching the market.

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

Changes in funding, leadership, personnel, policies or priorities of, or other disruptions at federal governmental agencies, including from government shutdowns or layoffs of federal agency employees or other disruptions to these agencies’ operations, funding or staffing, could hinder their ability to hire and retain key leadership and other personnel, prevent, delay, or hinder the research, development or commercialization of new products and services or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Moreover, a growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU began implementing the Artificial Intelligence Act, or the AI Act, on August 1, 2024, with significant parts of the law having come into effect. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on judicial interpretations and forthcoming legislative amendments, and non-compliance can lead to significant fines.

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

We will face an inherent risk of product liability exposure related to the testing of our current or future product candidates in human clinical trials and will face an even greater risk if we commercially sell any current or future product candidates that we may develop. Claims could also be asserted under the state consumer protection acts. If we cannot successfully defend ourselves against claims that our current or future product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Based on the beneficial ownership of our common stock as of September 30, 2026, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 40.6% of our outstanding common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our tenth amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by the then-current Board and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our Board could cause the market price of our common stock to decline.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of September 30, 2026, we have 103,950,771 shares of common stock outstanding. Significant portions of these shares are held by a small number of stockholders, including persons who were our stockholders prior to our IPO. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, certain shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered or intend to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, our directors, executive officers and certain affiliates may establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

We will remain an “emerging growth company” until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a “large accelerated filer,” which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We expect to cease to be an emerging growth company as of December 31, 2026.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a “smaller reporting company” if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of the prior June 30. If we are a “smaller reporting company” at the time we cease to be an “emerging growth company,” we may continue to rely on exemptions from certain disclosure requirements that are available to “smaller reporting companies.” Specifically, as a “smaller reporting company” we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, “smaller reporting companies” have reduced disclosure obligations regarding executive compensation.

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

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an “emerging growth company,” which we expect to be through December 31, 2026, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. In addition, for as long as we are a “smaller reporting company” with less than $100 million in annual revenue, we would be exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act of 2002. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Insider Trading Arrangements

None of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) of Regulation S-K, during the quarter ended September 30, 2026.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Tenth Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect, as amended by the Certificate of Amendment, dated June 20, 2024, and the Certificate of Amendment, dated August 5, 2026 (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-40971) filed on August 11, 2026.

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

4.2	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40971) filed on May 5, 2026).
10.1^	Amendment No. 1 to the 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-40971) filed on August 11, 2026).
10.2^

Aura Biosciences, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40971) filed on July 8, 2026).

10.3*†^	Employment Offer Letter, dated as of August 10, 2026, by and between Susan Abu-Absi and the Registrant.
10.4*	Consulting Agreement, dated as of September 1, 2026, by and between Anthony Gibney and the Registrant.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Aura Biosciences, Inc.

Date: November 9, 2026	By:	/s/ Natalie Holles
Natalie Holles
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Amy Elazzouzi
Amy Elazzouzi
Senior Vice President, Finance
(Principal Accounting Officer and Interim Principal Financial Officer)